Form 10KSB
period 1999-12-31
ETG CORP
filed 2000-04-13
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 1999
                             Commission File Number
                                    333-86711

                                 EtG Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                                87-0567854
         ------                                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification number)


         1008 Mic-O-Say Circle                                   64015
         Blue Springs, Missouri                               (Zip Code)
(Address of Principal Executive offices)


Issuer's telephone number: (816) 220-1119
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: None


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for the most recent fiscal year. $14,044.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 29, 2000 was $700,000. No public market has been established for the Company's common stock.

There were 3,210,000 shares of common stock $.001 par value outstanding as of March 29, 2000.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No  X
                                                   -----    ---

Item 1.   Description of Business

Introduction

     EtG Corporation was incorporated in the State of Nevada in 1996 using the name "B & R Ventures, Inc." The Company later changed its name to EtG Corporation. On March 28, 1999, the Company acquired all of the common stock of Enjoy The Game, Inc., a company incorporated in the State of Missouri. That company is now a wholly owned subsidiary. Before this acquisition, the Company was not engaged in any business activities. The Company's principal executive offices are at 1008 S.W. Mic-O-Say Circle, Blue Springs, Missouri 64015. Its telephone number is (816) 220-1119.

The Company's Business

     The Company is a small media and merchandising company that promotes the positive aspects of athletic competition. Its main focus is to educate athletes, coaches, parents and fans on the value of athletics and how to enjoy the art of playing the game. The Company anticipates that the groups that will benefit the most from its concepts will be the youth sports groups as well as junior high/middle schools and high school and collegiate athletic programs. The Company uses videos, apparel and specialized merchandise to promote its theme of enjoyable athletic competition. The President of the Company, William J. Stutz, also makes live appearances at which he stresses the Company's philosophy. The Company would also eventually like to branch out into the production of different kinds of publications to promote its philosophy. These publications might include magazines, newsletters, brochures and a full educational curriculum package that includes instructional materials and a multi-sport video. The Company expects that a large portion of its revenues will come from the sale and licensing of its products.


Marketing Strategy and Proposed Plan of Operation

     The Company desires to teach youth the proper mindset for enjoyable and yet competitive athletic competition. The overall approach to team sports, which the Company believes should involve an attitude of cooperative enterprise that strives towards a common goal, has, unfortunately, been replaced to a large extent with a more selfish attitude and mindset that inhibits the enjoyment of the team aspects of athletic competition and discourages participation in team events to all but the most competitive athletes. The result is that a "what's in it for me" attitude is becoming more prevalent. It is the Company's belief that a market exists among coaches, athletic administrators and parents to teach the basics of an enjoyable team experience. Initially aimed at the sports of basketball and soccer, the Company intends to expand its efforts into other teams sports, such as football, baseball, softball and volleyball. In order to expand its reach and operations, its goal is to recruit local corporate sponsors who already have in place marketing programs that attempt to reach junior athletes. In addition, the Company will attempt to market all of its products and services to sports organizations involved in the targeted sports.

     Association Marketing Program. The Company initially intends to market its products and services to sports organizations related to the sport of basketball. The lead product is expected to be videos. The Company is still analyzing which marketing concept will be most effective, but anticipate that the video will be marketed either through endorsement, partnership (alliance), outright purchase of bulk order or some combination thereof. It have identified the following organizations which are connected with the sport of basketball and which it believes would be receptive to the idea of promoting better sportsmanship and teamwork:


----------------------------------------------------------------------------------------------------------
Youth                       Interscholastic               Collegiate            Generic
---------------------------------------------------------------------------- -----------------------------
Amateur Athletic            National Federation  of       National Collegiate   National Association of
Union                       State High School Athletic    Athletic Association  Basketball Coaches
                            Associations
----------------------------------------------------------------------------------------------------------
Biddy Basketball            National Interscholastic      National              Women's Basketball Coaches
                            Athletic Administrators       Association of        Association
                            Association                   Intercollegiate
                                                          Athletics
----------------------------------------------------------------------------------------------------------
Upward Basketball           Each State's  High School     National Junior       Greater Kansas City
                            Activities Association        College Athletic      Basketball Coaches
                                                          Association           Association
----------------------------------------------------------------------------------------------------------
Great American Basketball   Each State's Coaches          National Christian    Sports Connection (KC)
League (KC)                 Association                   College Athletic
                                                          Association
----------------------------------------------------------------------------------------------------------
Blue Valley Recreation                                    National              Fellowship of Christian
Center (KC)                                               Association of        Athletes
                                                          Collegiate
                                                           Directors of
                                                          Athletics
----------------------------------------------------------------------------------------------------------
Police Athletic                                           CCA                   United States Olympic
Basketball League (KC)                                                          Committee
----------------------------------------------------------------------------------------------------------
YMCA                                                      50 Conferences        USA Basketball
----------------------------------------------------------------------------------------------------------


     The above chart represents 7 organizations located in the Kansas City metropolitan area and an additional 15 national organizations. The local Kansas City organizations range in size from as few as fifty to several hundred participants while the large national organizations may have several thousand participants. Many of these organizations have already been contacted and it is the Company's expectation that the remainder will be contacted within the next three months. For example, both the Greater Kansas City Basketball Coaches and the Missouri Suburban Conference of Athletic Directors have voted to endorse and use the Company's products and services. The Sports Connection has asked the Company's president, William Stutz, to write a column for their publication. In addition, the Company was the exclusive outfitter for their High School Basketball Shoot-out Tournament in Kansas City in December of 1999. Revenues and expenses from this tournament were approximately $300. Proposals have also been submitted to both the Kansas and Missouri State Activities Associations to use the Company's products or services. Both proposals are currently being reviewed.

The Company has also submitted proposals to the equivalent organizations that govern high school athletics in New York and Colorado. These proposals are also currently being reviewed. The Fellowship of Christian Athletes has allowed the Company to put a brochure in their information kit that was sent to over 8,000 schools around the country. These brochures have generated small orders from a couple of states.

     Of the organizations that have not yet been approached, the Company intends to contact the large national organizations, such as the NCAA over the course of the next three months. The smaller organizations will be approached more quickly based upon the time availability of Mr. Stutz. The exact strategy for approaching each of these organizations has not been decided upon but is expected to be determined on an ad hoc basis, based in large part on whether Mr. Stutz has any contacts or relationships with any of the individuals who manage these organizations. These approaches are expected to be both by phone if he knows someone in the specific organization or by mail if he does not have a contact in that organization.

     The primary selling point to youth groups will be for the organization to see the value of educating their players, coaches, parents and fans on the positive aspects of team competition and how to avoid the negative, selfish aspects that have taken over the game. It is anticipated that the cost of the video would be passed along to the organization's participating teams as an inclusion to their registration fees. The organization, if it so chooses, could also use the video as a source of independent revenue.

     The Company believes that the main selling point to interscholastic groups is that its products and services are expected to complement such group's ongoing sportsmanship and citizenship programs. For example, The National Federation of State High School Activities Association has a sportsmanship/citizenship program in place, but it is not aimed at any specific sport (such as basketball) and is general in nature. In order to successfully market the Company's products and services, it anticipates that it will eventually need to make presentations to each state athletic administrators association or their functional equivalent. These state associations are expected to have a significant impact on the success of the Company's marketing efforts because of their influence on their member schools.

     Stand-alone Marketing Program. Ancillary to the Company's sports association marketing efforts, a stand-alone approach for its apparel, merchandise and publications may be developed, although there can be no assurance that such a program will ever be implemented or, if implemented, become a successful marketing program. Such a program, if implemented, would be expected to utilize some form of a national marketing campaign, possibly with a national spokesman. The Company's apparel and merchandise, if sold nationally, would most likely be distributed through direct mail, the Internet and/or selected retail sites, such as college bookstores or specialty/resort shops. The Company has not yet initiated any specific efforts in its stand-alone marketing program. It may not do so in the future if it determines that a program of this nature would be too costly given the Company's limited financial resources or for other reasons that the Company cannot foresee or anticipate.

Products and Services

     In order to disseminate and promote its philosophy of sportsmanship and to achieve its objective of educating the target market of athletes, coaches, parents, and fans, the Company intends to focus on producing the following products and services:

o Videos - Quality video presentations that promoted the Enjoy The Game philosophy, was the original idea behind the Company's decision to go into business. Typically, the videos are intended to be sport specific and will include a "how-to" instructional guide that includes technical and strategic considerations. Its first video on the sport of basketball was completed in September of 1998. It was produced by High-Lites Video Productions of Kansas City, Missouri. The final script took approximately 40 hours to develop. Each shot was planned and the corresponding dialog created. Because of this prior planning work, the basketball video footage was completed in one 8-hour session. Actual players from Penn Valley Community College were used in the video. The Company was careful to comply with the all rules of the National Junior College Athletic Association regarding the participation of student athletes in the video including the completion and filing of appropriate paperwork in order not to jeopardize the eligibility of the student athletes. The Company also applied for and received prior clearance from the NCAA to use these players in order to avoid jeopardizing their possible future eligibility at NCAA member institutions.

       In August 1999, the Company finished production of its second video that covered the sport of soccer. It used high school boy and girl athletes after gaining approval from the National Federation of State High Schools, the Missouri State High School Association nd the local Lee's Summit School District. Using the experience the Company gained from the production of its first video on basketball, the script writing for the soccer video took only half as long as did the basketball video. The total time to shoot the soccer video wasapproximately eight hours, about the same amount of time as the basketball video took to shoot. Using Metro Sports of Kansas City, Missouri, a subsidiary of CNN, as the video production company, the Company's production cost for the soccer video was approximately 35% less than for the basketball video.

       The Company also plans future videos covering Baseball/Softball (Spring
     2000) and Football (Fall 2000) and Volleyball (Fall 2000). Each of its planned videos will also involve the participation of high school players. The Company has also received clearance from the National Federation of State High Schools and the Missouri State High School Activities Association for these additional videos. Each of its planned videos is expected to be approximately 12 to 14 minutes in length. An optional One Way to Play Drug Free message from the Fellowship of Christian Athletes which lasts approximately 2 to 3 minutes can also be included. Both girls and boys will be used in the videos whenever possible.

       Based upon the Company's prior experience with the soccer video, it now plans to use Metro Sports of Kansas City, Missouri as its primary production company to assist us in the production of its future videos. The video sleeves as well as all of the printed material for its basketball video were designed by Kevin Wahaus of Kevin and Company of Overland Park, Kansas. The Company expects that Kevin and Company will continue to provide such design work in the future. The reproduction of the basketball video and packaging in the sleeve, were supplied by UV Media of Denver, Colorado. The minimal initial order of the basketball video was 1,000 units. The basketball video is currently being marketed at a price of $20.00. The duplication of the soccer video and the printing of the video sleeve was done by Audio/visual Graphics in Independence, Missouri at a cost savings of approximately 20% compared to the basketball video. It is also being marketed at a price of $20.00. Our planned videos for baseball/softball, volleyball and football are also expected to be marketed at a price of approximately $20.00.

o Apparel - A specific Enjoy The Game line of apparel is available. Currently, this line includes several designs of T-shirts and polo shirts, and ball caps. The main focus will be to offer products that will fill a narrow sports market niche that offers a positive message. The EtG line consists of all positive, upbeat and encouraging messages. The Company will focus on the positive aspects of sports, such as teamwork, respect for coaches, players and officials, as well as the "hard work...have fun" slogan. The Company approached Gear for Sports, Inc. Lenexa, KS, early in the planning stages of its apparel development. Working with artists and sales representatives, it has initially developed a narrow apparel line with the goal of establishing a significant volume base of sales in a few specific items. While Gear for Sports, Inc. is currently the only supplier of the Company's apparel, it believes that alternative or additional sources of supply can be readily obtained on favorable terms if Gear for Sports, Inc. ceases to be a supplier or if volume requirements dictate the use of additional suppliers.

     The Company has produced 4 styles of T-shirts so far. Two (one white and the other gray), have the large Enjoy The Game mark placed on the center front. The other two are a front and back design. Of these two, one is specifically directed towards basketball, the other has the EtG slogan, "work hard...have fun" in an oval design on the back of each shirt. The T-shirts are available in medium, large, extra-large and double extra large sizes. The T-shirts are currently being marketed at a price of $16.00.

     The EtG polo shirts have the Enjoy The Game mark embroidered on the left chest. The shirts are available in red with white lettering, white with red lettering, navy with gold lettering and black with red lettering. The designs and colors were kept simple for broad appeal during the initial offering. The polo shirts are available in medium, large, extra-large and double extra large sizes.

     The ball caps are white with a navy bill. They have the Enjoy The Game mark on the front in red lettering. On the back in a semi-circle is our slogan "work hard... have fun" in red lettering. Each ball cap has an adjustable back so one size fits all. The ball caps are currently being marketed at a price of $20.00.

     The initial order in October 1998 for the T-shirts and ball caps was for 98 and 72 respectively, the minimum required by Gear for Sports, Inc. Since then, the Company have reordered a shipment of both the white and gray styles. Full 72 shirt allotments of the polo shirts were ordered initially in October, 1998, primarily because it believes that polo shirts will never go out of style and because it was able to obtain a better price as a result of a full allotment order. Since then, the Company has reordered a half allotment of each color. We are currently marketing the polo shirt at a price of $40.00.

     We have paid for all of our shipments on the date of delivery. However, it is anticipated that if we increase our orders, of which there is no assurance, we will be able to negotiate terms of 30 or 60 days for payment.

o Merchandise - Specific Enjoy The Game merchandise is available. Currently merchandise includes banners and water bottles. The banners are created by House of Signs in Blue Spring, Missouri. Presently, a 4 by 6-foot white vinyl banner with the red Enjoy The Game mark is offered in two styles. One style has four grommets along the top and bottom; the other has a rope stitched along the top and the bottom. The initial order for banners was a quantity of four in October 1998. Since then 14 additional banners have been ordered, seven of each style. The Company is currently selling the banners at a price of $300.00. The water bottles are 32oz. white plastic with a pull-up blue top. They have the red Enjoy The Game mark on one side as well as the slogan, "work hard...have fun" in blue on the reverse side. An initial order of 300 was placed in October 1998. The Company is currently sell the water bottles at a price of $3.00. It is also assessing the possibility of introducing additional items such as key chains and game boards and posters, although no firm decisions have been made with respect to any of these items.

     o Live Appearances - A live presentation has been developed and is delivered by the Company's president and founder, William J. Stutz. Mr. Stutz's presentation adds impact to the commitment of the Company's philosophy as he shares his love for people and sports. In his presentation, Mr. Stutz incorporates his years of playing sports at the youth, high school, junior college and NCAA Division II levels, as well as the summer he spent playing basketball in Panama and Brazil. We believe that Mr. Stutz relates well to coaches because he spent two years as a high school and junior college assistant coach. Additionally, over the past 13 years Mr. Stutz has officiated high school and college basketball games, including the 1998 National Junior College Division II Men's Basketball Championship. Mr. Stutz includes in his presentation the fact that he has three sons and a daughter and has sat in the stands and watched them play sports. Mr. Stutz has also coached youth basketball since 1996. The Company's normal charge for a personal appearance by Mr. Stutz is $250 plus expenses.

     Recently, the Company reached an oral agreement with Darrell Porter, a former member of the Kansas City Royals baseball team and the 1982 World Series Most Valuable Player, under which Mr. Porter has agreed to make live appearances and presentations on behalf of the Company. Under the terms of the agreement,

Mr. Porter Darrell will receive 75% of any appearance fee plus 25% of any profits from merchandise sold and or ordered at his appearance. All of his travel and lodging expenses would be paid for by the organization requesting his appearance. The Company may enter into written agreements with Mr. Porter on a per appearance basis but have not done so as of the date of this prospectus. In addition, the Company also reached an oral agreement with Tony Guy, a former McDonald's High School Basketball All-American from the Baltimore, Maryland area on similar terms as Mr. Porter. Mr. Guy played college basketball for four years at the University of Kansas and was a Pre-Season All-American and an Academic All-American in 1978. Neither of the oral agreements with Mr. Porter or Mr. Guy have any specific time period and are completely open-ended. The oral arrangements with each of these individuals also provides that they can say yes or no to any request the Company may make concerning an appearance depending upon their schedules. The Company has not established any pre-set appearance fee rate for either Mr. Porter or Mr. Guy and anticipates that any appearance fee would be negotiated on a case by case basis. The Company anticipates that it will also seek to increase the number of available speakers with the ultimate goal of establishing a full-service speakers bureau.

o Publications - In addition to the Company's videos, merchandise and live presentations, it is currently evaluating whether it would be feasible to produce various publications to promote its philosophy. The types of publications currently under evaluation include magazines, newsletters, brochures and a full educational curriculum package for elementary schools that incorporates a multi-sport video, as well as instructional materials. Factors which the Company is currently evaluating include
o    the cost of production and distribution of these publications
o    the potential market for these materials
o    the profit margins, if any, that might be expected to be realized
o the Company's management capability to fully develop and implement publications as an additional product line

     The Company has not made any decision regarding the feasibility of producing its own publications.


Trademarks

     The Company has obtained trademark protection from the United States Patent Office for both "Enjoy the Game" and the slogan "Work Hard ... Have Fun". It uses one or the other of these trademarks on virtually every item of merchandise or apparel that it sell. The Company has not obtained any other trademarks and have no patents, licenses, franchises, concessions or royalty agreements involving any of its products or services.

Competition

     The Company believes that the industry within which it competes is highly fragmented and comprised of numerous companies, many of whom are larger and have more resources than the Company. On the other hand, it also believes it can overcome its competitive disadvantages which are based upon its lack of size and financial resources by emphasizing its unique message and by seeking to align itself with corporate sponsors and other organizations who share its philosophy.

     Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater financial, marketing and other resources than does the Company. They also have, or could have, greater name recognition and market acceptance of their products and services. The Company can give no assurance that its competitors will not develop new products and services or enhancements to existing products and services that will offer superior price or performance features. In such case, the Company may experience significant price competition, which could have a material adverse effect on its gross margins.


Regulation

     The Company's business is not regulated by any governmental agency and approval from any governmental agency is not required for it to market or sell its products. However, many of the youth organizations and virtually all of the high schools and colleges to whom it intend to market its products and services are regulated to some extent by governing boards or bodies which oversee the activities of their member teams or schools. The National Collegiate Athletic Association (NCAA) is an example of such an organization. Although regulation by these entities can take different forms, the primary means by which they can control the activities of their teams or individual participants is in the area of eligibility. The Company has been extremely careful not to approach any teams or individual members of teams to work with it, purchase its merchandise or services or otherwise become involved with it without first clearing these approaches with the appropriate sanctioning body. Moreover, its marketing strategy has been to approach the sanctioning body first precisely because of their ability to influence their member institutions. By becoming informed of the Company's concept and what it has to offer, it is the Company's expectation that these governing bodies might enhance the Company's ability to market its products directly to their member institutions or teams.

Facilities

     The Company's offices are presently located in the Kansas City metropolitan area at the home of William J. Stutz. Mr. Stutz does not charge the Company rent for the use of this space and has no plans to do so in the future. The Company anticipates that it may eventually become necessary to obtain suitable office space in the Kansas City area after this offering if its planned activities expand to the point where its present space becomes inadequate. If the Company determines that new office space is desirable, it does not anticipate any difficulties in obtaining new space.

Employees

     The Company presently has two employees, William J. Stutz and Valerie M. Stutz. Other than the possibility of hiring a part time administrative assistant, the Company has no present plans to hire additional personnel in the near future.


Item 2. Description of Property

     The Company's executive offices are located at 1008 Mic-O-Say Circle, Blue Springs, Missouri 64015. The Company' President contributes office space and warehouse space at no charge.

     The Company does not own or invest in, nor does the Company intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

         The Company is not a party to any material pending or threatened legal proceedings nor is any of its property subject to any such legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999, either through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's common stock.

     The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock. On March 29, 2000, the Company had 44 shareholders of record.


Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Results of Operations for the year ended December 31, 1999.

     The Company did not engage in any material operations nor did it have any material revenues from operations during the year ended December 31, 1998. For the year ended December 31, 1999, the Company had revenues of $14,044. Cost of net product sales was $4,474 and costs and expenses were $58,496, resulting in a loss from operations of $48,926. General and administrative expenses for the year ended December 31, 1999 were $58,496, compared to general and administrative expenses of $14,278 in the year ended December 31, 1998. Management expects that general and administrative expenses will continue to increase in the year ending December 31, 2000 as the Company's operations expand.

Liquidity and Capital Resources.

     On December 31, 1999, the Company had $41,283 in current assets, including $16,283 in cash. Total current liabilities at December 31, 1999 were $125,860, resulting in a net working capital deficiency of $84,577. Net cash used in operating activities for the year ended December 31, 1999 was $23,698, compared to $23,870 for the year ended December 31, 1998. Net cash provided by financing activities for the year ended December 31, 1999 was $25, 944 compared to $42,000 for the year ended December 31, 1998.

     In March of 2000, the Company completed an offering of its common stock. Two hundred thousand shares were sold at a price of $1.00 per share, resulting in gross proceeds of $200,000. Expenses of the offering were approximately $40,500 and net proceeds to the Company from the offering were approximately $159,500. The Company expects to use the net cash proceeds to expand its operations and believes it now has sufficient cash resources to execute its planned operations for the year ending December 31, 2000. The Company does not have any plans for significant capital or operating expenditures above their current levels.

Year 2000 Concerns

     The Company addressed the concerns of potential year 2000 computing problems and incurred no significant problems or costs as a result of this issue. The Company expects no problems from this issue in the future.

     Item 7. Financial Statements.









Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers and directors of the Company and their ages are as follows:


William J. Stutz              39                  President, Treasurer,
                                                  Director

Valerie M. Stutz              38                  Secretary, Director

     The Company's directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers are elected by the board of directors and hold office until their successors are elected and qualified.

     The Company has no audit or compensation committee.

     William J. Stutz. Mr. Stutz has been president, treasurer and a director of the Company since 1998. Mr. Stutz was born and raised in Buffalo, NY. Mr. Stutz lettered in three sports, golf, basketball and baseball as both a junior and a senior at Baker-Victory High School in Lackawanna, NY. He received a basketball scholarship to attend Villa Maria College of Buffalo, NY. While there he set new basketball single season and career records for most field goals and points scored. He received an Associates Degree in Graphic Communications. In 1980, he continued his education, on another basketball scholarship, at Slippery Rock State College of Pennsylvania. At Slippery Rock, he finished his last two years of college basketball and played baseball during his senior year only. By the conclusion of his college career in 1982, Mr. Stutz was a few credits short of obtaining a Bachelor of Science Degree in Communication with an emphasis in Public Relations.

     The pursuit of playing professional basketball took him to Panama and Brazil. After receiving a contract to play in Brazil, the contract fell through and he began working for Household Finance in October 1982. From 1984 until 1992 he served in various junior management positions with the J C Penney Company in its catalog division, serving the last two years as a Quality Circle Facilitator. In 1990, the Kansas City Chapter for the Fellowship of Christian Athletes ("FCA") recognized Mr. Stutz as its Volunteer of the Year. In September 1992, Mr. Stutz joined FCA as the Kansas City Area Director. He stayed in that position until May of 1999. Under his direction the FCA saw significant growth, both in funding and in the FCA School Huddle Program. School Huddles, are positive peer support groups for students that meet regularly on the campuses of the schools and are based on Biblical principles. These groups are supported by and receive resources from the FCA in their local area. School Huddles grew from 34 to 110; staff grew from 2 to 9 and the operating account balance went from $5,000 in 1992 to $600,000 when he resigned. Since his resignation from FCA, he has been a full time employee of the Company.

     Valerie M. Stutz has been secretary and a director of the Company since 1998. She received her Bachelor of Science degree from Slippery Rock State College in 1982. While attending Slippery Rock, Mrs. Stutz was a cheerleader and she competed in judo. Her junior year she received a silver medal and her senior year a bronze medal from the East Coast Judo Association for her achievements in its National Tournament. For the past 12 years she has spent the bulk of her time raising her 4 children. She also teaches preschool, at Small Wonders in Independence, Missouri three mornings a week. In April of 1999, Mrs. Stutz became a certified Court Appointed Special Advocate, (CASA) for Jackson County, Missouri. She has had no business experience for the last five years.

Willaim J. Stutz and Valerie M. Stutz are husband and wife.

Item 10. Executive Compensation

     Summary Compensation Table

     The following table provides certain summary information concerning compensation paid to our chief executive officer since our inception. There were no stock appreciation rights outstanding during the fiscal year ended December 31, 1999, nor are there any rights outstanding as of the date of this prospectus.


                   Annual Compensation                                    Long-term Compensation
                   -------------------                                    ----------------------
                                                                           Awards      Payouts
                                                                           ------      -------
                                                                         Securities   Long-Term
                                                                         Underlying   Incentive        All Other
Name and Principal      Fiscal     Salary     Bonus    Other Annual      Options        Payouts      Compensation
   Position              Year        ($)       ($)      Compensation       (#)            ($)            ($)
------------------       ----      -------    -----    -------------     -------        -------      ------------


William J. Stutz.........1999     $9,700        0             0             0              0              0
       President

Valerie M. Stutz.........1999        0          0             0             0              0              0
       Secretary


Employment Agreements

     There are no employment agreements with any of our officers or directors. Mr. Stutz and Mrs. Stutz intend to receive annual salaries of $48,000 and $ 0 in the year ending December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the ownership of the Company's common stock by each directors, each of our executive officers and directors as a group, and all persons known by the Company to own more than 5% of the Company's common stock.

                                                     Beneficial Ownership

Name and Address (1)                                Shares        Percentage
--------------------                                ------        ----------

William J. Stutz  and
Valerie M. Stutz                                   2,010,000        62.6%
1008 S.W. Mic-O-Say Circle
Blue Springs, Mo. 64015

David M. Nemelka                                     500,000        15.6%
897 So. Artistic Circle
Springville, Utah 84663

Covest, Inc.(2)                                      250,000         7.8%
11011 King Street
Overland Park, Kansas 66210

Ivacind, Inc.(3)                                     250,000         7.8%
4001 W. 104th Terrace
Overland Park, Kansas 66207

All directors and executive officers
as a Group (2) persons                             2,010,000        62.6%

-----------------------------

(1) The address of each executive officer and director of the Company is 1008 S.W. Mic-O-Say Circle, Blue Springs, Missouri 64015.

(2)  Covest, Inc. is controlled by David C. Owen.

(3) Ivacind, Inc. is controlled by Peterson & Sons Holding Company, which in turn is controlled by Mark Peterson and Steve Peterson.


Item 12. Certain Relationships and Related Transactions.

     The Company's corporate offices are located at the personal residence of William J. Stutz and Valerie M. Stutz. Under an oral agreement with Mr. and Mrs. Stutz, the Company pays no rent for the use of this office space.

     On August 29, 1998 the Company issued 2,000,000 shares of its restricted common stock to William J. Stutz for a total cash consideration of $2,000.

     On March 28, 1999 the Company issued 5,000 shares of its restricted common stock to William J. Stutz in exchange for 5,000 shares of the common stock of Enjoy The Game, Inc., a Missouri corporation. At the same time, the Company also issued 5,000 shares of its restricted common stock to Valerie M. Stutz in exchange for 5,000 share of the common stock of Enjoy The Game, Inc. As a result of these transactions, Enjoy The Game, Inc. became a wholly owned subsidiary of the Company.

     On March 13, 1996 the Company issued 1,000,000 shares of its restricted common stock to David N. Nemelka for a total cash consideration of $1,000.


Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits
3.01     Articles of Incorporation (1)
3.02     Bylaws(2)
27.01    Financial Data Schedule

(1) Incorporated by reference to Exhibit 3.01 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on September 8, 1999 (File No. 333-86711).

(2) Incorporated by reference to Exhibit 3.02 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on September 8, 1999 (File No. 333-86711).

(b) No reports on From 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EtG Corporation

                                      By: /s/ William J. Stutz
                                          --------------------------------------
                                              William J. Stutz
                                      President and Principal Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                   Title                              Date
----------                   -----                              ----

 /s/ William J. Stutz        President, Director                April 11, 2000
---------------------        Principal Executive Officer
     William J. Stutz        Principal Financial
                             and Accounting Officer

 /s/ Valerie M. Stutz        Secretary, Director                April 11, 2000
---------------------
     Valerie M. Stutz

                                 EtG CORPORATION


ITEM 8. FINANCIAL STATEMANTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----

Report of independent accountants...................................    F-2

Consolidated balance sheet at December 31, 1999.....................    F-3

Consolidated statements of operations, for each of the two years
  ended December 31, 1999...........................................    F-4

Consolidated statement of changes in shareholders' deficit
  for each of the two years ended December 31, 1999.................    F-5

Consolidated statements of cash flows, for each of the two years
  ended December 31, 1999...........................................    F-6

Notes to consolidated financial statements..........................    F-7

To the Board of Directors and Shareholders
EtG Corporation and subsidiary


                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of EtG Corporation and subsidiary (the "Company) as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EtG Corporation and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered significant operating losses and at December 31, 1999 has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.








Cordovano and Harvey, P.C.
Denver, Colorado
March 22, 2000

                                 EtG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999



                                     ASSETS

Current assets:
      Cash .....................................................      $  16,283
      Accounts receivable ......................................          7,616
      Merchandise inventory, at lower of cost or market ........         17,384
                                                                      ---------
                 Total current assets ..........................         41,283

Equipment, at cost, net of accumulated
      depreciation of $1,133 ...................................          2,005

Intangible assets:
      Trademark, net of accumulated amortization
        of $342 (Note C) .......................................          1,124

Other assets:
      Deferred offering costs (Note G) .........................         28,308
                                                                      ---------
                                                                      $  72,719
                                                                      =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Trade payables ......................................      $  12,968
           Line of credit (Note D) .............................          3,002
           Notes payable, convertible into subsidiary
             common stock (Note E) .............................         40,000
           Other notes payable (Note E) ........................         62,500
      Accrued interest on notes payable ........................          7,390
                                                                      ---------

                        Total current liabilities ..............        125,860
                                                                      ---------

Shareholders' deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ..................................           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 3,010,000
       issued and outstanding ..................................          3,010
      Additional paid-in capital ...............................         14,690
      Retained deficit .........................................        (70,841)
                                                                      ---------
                        Total shareholders' deficit ............        (53,141)
                                                                      ---------
                                                                      $  72,719
                                                                      =========


          See accompanying notes to consolidated financial statements


                                    EtG CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Years Ended
                                                                  December 31,
                                                           --------------------------
                                                              1999          1998
                                                           -----------    -----------

      Net product sales ................................   $    14,044    $       917

      Cost of net product sales ........................         4,474            257
                                                           -----------    -----------
                  Gross profit .........................         9,570            660
                                                           -----------    -----------
Costs and expenses:
      General and administrative .......................        48,696          9,478
      Contributed rent and services (Note B) ...........         9,800          4,800
                                                           -----------    -----------

                                                                58,496         14,278
                                                           -----------    -----------
                  Loss from operations .................       (48,926)       (13,618)

      Interest income ..................................            49             39
      Interest (expense) ...............................        (6,039)        (1,705)
                                                           -----------    -----------

                  Loss before provision for income taxes       (54,916)       (15,284)

Income taxes (Note F):
      Current ..........................................        23,590          3,105
      Deferred .........................................       (23,590)         (3,105)
                                                           -----------    -----------
                  Net loss .............................   $   (54,916)   $   (15,284)
                                                           ===========    ===========

Net loss per basic common share ........................   $     (0.02)   $     (0.01)
                                                           ===========    ===========

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ..........................     3,010,000      3,010,000
                                                           ===========    ===========



                 See accompanying notes to consolidated financial statements




                                                         EtG CORPORATION
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT



                                              Preferred Stock         Common Stock         Additional
                                              ----------------     -------------------      Paid-In       Retained
                                               Shares   Amount     Shares       Amount      Capital       Deficit         Total
                                               ------   ------     ------       ------      -------       -------      ----------

            Balance, December 31, 1997 .....     --     $ --      1,000,000   $    1,000         --      $     (641)   $      359

Sale of common stock .......................     --       --      2,000,000        2,000         --            --           2,000
Office space and time and
 effort contributed by an officer ..........     --       --           --           --          4,900          --           4,900
Net loss for the year ......................     --       --           --           --           --         (15,284)      (15,284)
                                               ------   ------   ----------   ----------   ----------    ----------    ----------
            Balance, December 31 1998 ......     --       --      3,000,000        3,000        4,900       (15,925)       (8,025)

Acquisition of subsidiary
 under common control (Note B) .............     --       --         10,000           10          (10)         --            --
Office space and time and
 effort contributed by an officer ..........     --       --           --           --          9,800          --           9,800
Net loss for the year ......................     --       --           --           --           --         (54,916)      (54,916)
                                               ------   ------   ----------   ----------   ----------    ----------    ----------
            Balance, December 31, 1999 .....     --     $ --      3,010,000   $    3,010   $   14,690       (70,841)   $  (53,141)
                                               ======   ======   ==========   ==========   ==========    ==========    ==========




                                    See accompanying nots to consolidated financial statements





                                          EtG CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Years Ended
                                                                                          December 31,
                                                                                ------------------------------

                                                                                  1999                  1998
                                                                                --------              --------

Cash flows from operating activities:
      Net loss ....................................................             $(54,916)             $(15,284)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ..........................                1,338                   136
           Contributed capital (Note B) ...........................                9,800                 4,900
                                                                                --------              --------
                                                                                 (43,778)              (10,248)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets .............................               (9,773)              (15,227)
           Accounts payable and accrued expenses ..................               29,853                 1,605
                                                                                --------              --------
              Net cash flow (used in) operating activities ........              (23,698)              (23,870)
                                                                                --------              --------

Cash flows from investing activities:
      Purchase of equipment .......................................                 --                  (3,138)
      Payments for trademark (Note C) .............................                 --                  (1,465)
                                                                                --------              --------
              Net cash flow (used in) investing activities ........                 --                  (4,603)
                                                                                --------              --------

Cash flows from financing activities:
      Proceeds from issuance of common stock ......................                 --                   2,000
      Offering costs incurred (Note F) ............................              (39,558)                 --
      Borrowings on credit card ...................................                3,002                  --
      Proceeds from demand notes payable (Note D) .................               70,000                40,000
      Repayment of demand notes payable (Note D) ..................               (7,500)                 --
                                                                                --------              --------
              Net cash flow provided by financing activities ......               25,944                42,000
                                                                                --------              --------


Net change in cash ................................................                2,247                13,527

Cash at beginning of year .........................................               14,036                   509
                                                                                --------              --------

              Cash at end of year .................................             $ 16,283              $ 14,036
                                                                                ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ...............................................             $    386              $   --
                                                                                ========              ========
           Income taxes ...........................................             $   --                $   --
                                                                                ========              ========



                         See accompanying ntoes to consolidated financial statements

                                                       F-6

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and summary of significant accounting policies

Description of operations and liquidity
---------------------------------------
EtG Corporation (including subsidiary, the "Company") was incorporated in the state of Nevada on March 13, 1996. On November 16, 1998, the Company changed its name from B&R Ventures, Inc. The Company is a sports media and merchandising business that promotes the positive aspects of athletic competition.

In 1998, The Company was a development stage enterprise in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 "Accounting for Development Stage Enterprises" in prior years. In 1999, the Company emerged from the development stage. Accordingly, the Company 's consolidated financial statements do not include the cumulative amounts and other disclosures required by SFAS No. 7.

In order to finance its development stage operations, the Company issued interest bearing debt that is convertible into shares of its subsidiary's common stock and other short-term debt. The Company retired $7,500 of the debt in 1999 and at December 31, 1999, notes payable totaled $102.500. In addition, the Company has suffered significant operating losses since inception and at December 31, 1999 has a net capital deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company is offering of 200,000 shares of its common stock at a price of $1.00 per share in an IPO that expires on April 2, 2000, unless extended for another 30 days. Management of the Company has budgeted the proceeds of its IPO for a period of approximately nine months. In order for the Company to complete implementation of its business plan and fund anticipated growth, the Company may require additional financing from outside sources. Management believes that the Company is not a viable candidate for commercial bank debt financing due to its lack of operating history and lack of tangible assets. In the event that the Company's IPO does not sell out, management would rely on additional private debt or equity financing. There is no assurance that the Company's will sell out, that the Company will meet the objectives of its business plan or that it will be successful in obtaining additional financing.

Principles of consolidation
The accompanying consolidated financial statements include the accounts of EtG Corporation and its wholly owned subsidiary, Enjoy the Game, Inc. All material intercompany transactions have been eliminated in consolidation.

Financial instruments and cash equivalents
The Company's financial instruments consist of cash, accounts receivable, and accounts payable, demand notes payable, and accrued liabilities. The carrying value of these financial instruments approximates fair value because of their short-term nature or because they bear interest at rates which approximate market rates. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Accounts receivable
Management considers all accounts receivable collectible. Therefore, no allowance for doubtful accounts receivable is reflected in the accompanying financial statements.

Inventories
Inventories are stated at the lower of cost or market; cost being determined principally by the use of the average-cost method, which approximates the first-in, first-out method.

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the consolidated financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Equipment and depreciation
Equipment is stated at cost. Depreciation is computed over the estimated useful life of the assets using the straight-line method. During the years ended December 31, 1999 and 1998, the Company recorded depreciation expense of $1,046, and $87, respectively.

Earnings/(loss) per share
Basic earnings per share have been computed based on the weighted average of number of common shares outstanding. However, the Company has treated as outstanding for the entirety of all reporting periods, shares issued at substantially less than the public offering price of $1.00 per share pursuant to Securities and Exchange Commission policy.

Diluted earnings per share is not presented in the accompanying consolidated financial statements as there are no common stock equivalents outstanding that would result in dilution.

Advertising costs
The Company expenses advertising costs as incurred. Advertising expense was $8,609 and $2,706 for the years ended December 31, 1999 and 1998, respectively.

Impairment of long-lived Assets
The Company follows Statement of Financial Accounting Standards ("SFAS") No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires than an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows.

Revenue Recognition
Revenue for product sales is recognized at the time the product is delivered and advertising revenue is earned as the advertisements are aired. Revenue from speaking engagements is recognized after the speech is delivered.

Recently issued accounting pronouncements
The Company has adopted the following new accounting pronouncements for the year ended December 31, 1998. There was no effect on the consolidated financial statements presented from the adoption of the new pronouncements. SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans.

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B: Related party transactions

For all periods presented, the Company was a home-based business, with no employees. An officer of the Company contributed office and warehouse space at no charge. In addition, the officer contributed his time and effort in the initial operations of the Company. The accompanying consolidated financial statements reflect the estimated cost of the use of such space and the estimated cost of such services with an offsetting credit to contributed capital. During the years ended December 31, 1999 and 1998, the Company recorded contributed capital totaling $9,800 and $4,900, respectively related to the rent and services.

Pursuant to the terms of a certain stock subscription agreement dated March 3, 1999, the two 50 percent shareholders of Enjoy the Game, Inc. ("EGI") exchanged all of their shares in EGI for 10,000 shares of EtG Corporation ("ETG") common stock. Upon the exchange of shares, EGI became a wholly owned subsidiary of ETG. The former EGI shareholders held approximately 67 percent of the issued and outstanding shares of ETG prior to the date of the Agreement. Accordingly, the transaction has been accounted for as an exchange of shares of companies under common control. This accounting treatment is similar to a "pooling-of-interests". Common control was established on August 29, 1998. EGI was incorporated in Missouri on May 28, 1998. The accompanying financial statements have been presented on a consolidated basis as if common control was established on May 28, 1998. For the period from May 28 through August 29, 1998, EGI's transactions consisted only of organizational matters. The separate financial statements of EGI for the period from May 28, 1998 (inception) through August 28, 1998 have not been presented.

Note C: Trademark

Costs incurred to register the Company's trademark are capitalized in the accompanying consolidated financial statements and are being amortized on the straight-line basis over a period of 60 months. These costs include filing fees and legal costs incurred in connection with the application and registration of the trademark "Enjoy the Game" for videos and certain merchandise.

Amortization expense totaled $293 and $49, respectively, for the years ended December 31, 1999 and 1998.

Note D: Line of credit

The Company has a $10,000 line of credit with a financial institution. The line carries a fixed annual percentage rate of interest of 15.4 percent. The line matures annually and requires a minimum payment that varies depending on the available credit ($99 at December 31, 1999). The line is unsecured and is guaranteed by the president of the Company. Finance charges for the year ended December 31, 1999 were $33. The unused portion of the line of credit was $6,998 at December 31, 1999.

Note E: Notes payable

The Company issued promissory notes, due on demand, to certain investors in order to provide the Company with working capital during its development stage. However, certain of these promissory notes are convertible into a total of 2,496 shares of non-voting common stock of the subsidiary, EGI, at the rate of .0624 shares to the dollar. The notes are convertible beginning two years from the date of issuance, at the option of the holder. In the event all of the notes are converted into non-voting common stock of EGI; the holders would own an aggregate of less than 20 percent of the common stock outstanding. Management has classified, as current, all interest accrued on the notes. Notes payable at December 31, 1999 follows on the next page:

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 WHERE'S THE TEXT FOR THIS PAGE???????????????

                      The file was empty - Please call ASAP

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for years ended December 31, 1999 and 1998 follows:

                                                        For the Years Ended
                                                              December 31,
                                                        -----------------------
                                                            1999        1998
                                                           ------      ------
              U.S. statutory federal rate ..........       20.46%      15.00%
              State income tax rate, net ...........        5.01%       5.31%
              Deferred offering costs ..............       18.14%        --
              Other ................................       -0.66%        --
              NOL for which no tax
              benefit is currently available .......      -42.95%     -20.31%
                                                           -----       -----

                                                            0.00%       0.00%
                                                           =====       =====


The benefit for income taxes from operations consisted of the following components at December 31, 1999: current tax benefit of $26,695 resulting from a net loss before income taxes, and deferred tax expense of $26,695 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses. The change in the valuation allowance for the years ended December 31, 1999 and 1998, were $23,590 and $3,105, respectively. Net operating loss carryforwards at December 31, 1999 will begin to expire in 2019. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note G: Shareholders' deficit

Preferred stock
The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights.

Initial public offering
The Company is offering 200,000 shares of its $.001 par value common stock to the public at $1.00 per share. The offering is being made on a "direct participation" basis and no sales commissions are expected to be paid. The Company's registration statement on Form SB-2 was declared "effective" by the Securities and Exchange Commission on February 2, 2000. The offering commenced on February 6, 2000.

Legal, accounting, and printing costs incurred in connection with the above initial public offering, has been deferred until such time as the proposed offering is closed. Upon closing, the deferred offering costs will be offset against the gross offering proceeds. However, if and when the offering is declared unsuccessful, the costs will be expensed.

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Subsequent event

As of March 22, 2000, the Company has sold 182,000 shares of its common stock at $1.00 per share for gross proceed of $182,000 through its IPO. The Company used proceeds of $42,500 from the IPO to retire debt.