Form 10QSB
period 2000-03-31
ETG CORP
filed 2000-05-22
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2000

Commission file number  333-86711


                                 EtG Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                           87-0567854
-----------------------------                                -------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)


1008 Mic-O-Say Circle, Blue Springs, MO                              64015
---------------------------------------                             -------
(Address of principal executive offices)                           (Zip Code)


                                 (816) 220-1110
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has be subject to such filing requirements for the past 90 days. Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     There were 3,210,000 shares of common stock outstanding on May 13, 2000.

Transitional Small Business Disclosure Format
(Check one):

Yes    No  X
   ---    ---

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

     The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                                EtG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000


                                     ASSETS

Current assets:
    Cash .......................................................      $ 104,672
    Accounts receivable ........................................          4,029
    Merchandise inventory, at lower of cost or market ..........         14,960
                                                                      ---------

         Total current assets ..................................        123,661

Equipment, at cost, net of accumulated
    depreciation of $1,395 .....................................          1,743

Intangible assets:
    Trademark, net of accumulated amortization
     of $415 ...................................................          1,051
                                                                      ---------

                                                                      $ 126,455
                                                                      =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts and notes payable:
    Trade payables .............................................      $  13,652
    Line of credit ........ ....................................          4,168
    Notes payable, convertible into subsidiary
     common stock ........ .....................................         40,000
    Accrued interest on notes payable ..........................          7,865
                                                                      ---------

         Total current liabilities .............................         65,685
                                                                      ---------

Shareholders' deficit:
    Preferred stock, $0.001 par value;
     5,000,000 shares authorized, -0-
     issued and outstanding ....................................           --
    Common stock, $0.001 par value,
     50,000,000 shares authorized, 3,210,000
     issued and outstanding ....................................          3,210
    Additional paid-in capital .................................        172,735
    Retained deficit ...........................................       (115,175)
                                                                      ---------

         Total shareholders' equity.............................         60,770
                                                                      ---------

                                                                      $ 126,455
                                                                      =========

           See accompanying notes to consolidated financial statements


                                    EtG CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Quarter Ended
                                                                  March 31,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------

      Net product sales ................................   $     2,321    $     2,017
      Net service sales ................................         5,825           --

      Cost of net product sales ........................         1,551          1,109
                                                           -----------    -----------
                  Gross profit .........................         6,595            908
                                                           -----------    -----------
Costs and expenses:
      General and administrative .......................        48,032          8,048
      Contributed rent and services ....................          --            3,600
                                                           -----------    -----------
                                                               (48,032)       (11,648)
                                                           -----------    -----------
                  Loss from operations .................       (41,437)       (10,740)

      Interest income ..................................            71             22
      Interest (expense) ...............................        (2,968)          (983)
                                                           -----------    -----------
                  Net loss .............................   $   (44,334)   $   (11,701)
                                                           ===========    ===========

Net loss per basic common share ........................   $     (0.01)   $     (0.00)
                                                           ===========    ===========

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ..........................     3,110,000      3,010,000
                                                           ===========    ===========



                 See accompanying notes to consolidated financial statements





                                          EtG CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Quarters Ended
                                                                                          March 31,
                                                                                ------------------------------

                                                                                  2000                  1999
                                                                                --------              --------

Cash flows from operating activities:
      Net loss ....................................................             $(44,334)             $(11,701)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ..........................                  335                   230
           Contributed capital ....................................                 --                   3,600
                                                                                --------              --------
                                                                                 (43,999)               (7,871)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets .............................                6,011                   493
           Accounts payable and accrued expenses ..................                1,158                   948
                                                                                --------              --------
              Net cash flow (used in) operating activities ........              (36,830)               (6,430)
                                                                                --------              --------
Cash flows from financing activities:
      Proceeds from issuance of common stock ......................              200,000                  --
      Offering costs incurred .....................................              (13,447)                 --
      Borrowings on credit card ...................................                1,166                  --
      Repayment of demand notes payable ...........................              (62,500)                 --
                                                                                --------              --------
              Net cash flow provided by financing activities ......              125,219                  --
                                                                                --------              --------


Net change in cash ................................................               88,389                (6,430)

Cash at beginning of period........................................               16,283                14,036
                                                                                --------              --------

              Cash at end of period................................             $104,672              $  7,606
                                                                                ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ...............................................             $  2,493              $   --
                                                                                ========              ========
           Income taxes ...........................................             $   --                $   --
                                                                                ========              ========



                         See accompanying notes to consolidated financial statements



                                ETG CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999


1. Interim Reporting - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB at March 31, 1999.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operations.

     General

     EtG is a small media and merchandising company that promotes the positive aspects of athletic competition. Its main focus is to educate athletes, coaches, parents and fans on the value of athletics and how to enjoy the art of playing the game. It anticipates that the groups that will benefit the most from its concepts will be the youth sports groups as well as junior high/middle schools and high school and collegiate athletic programs. The Company uses videos, apparel and specialized merchandise to promote its theme of enjoyable athletic competition. Its President, William J. Stutz, also makes live appearances at which he stresses the Company's philosophy. The Company would also eventually like to branch out into the production of different kinds of publications to promote its philosophy. These publications might include magazines, newsletters, brochures and a full educational curriculum package that includes instructional materials and a multi-sport video. It expects that a large portion of its revenues will come from the sale and licensing of its products.


Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999.
----------------------------------------------------------------------

     The Company had operating revenues of $8,146 for the quarter ended March 31, 2000 compared to operating revenues of $2,017 for the quarter ended March 31, 2000. Net operating expenses for the quarter ended March 31, 2000 were $48,032 compared to net operating expenses for the quarter ended March 31, 1999 of $11,648. These net operating expenses resulted in a net loss from operations in the quarter ended March 31, 2000 of $41,437 compared to a net loss from operations for the quarter ended March 31, 1999 of $10,740. The Company's net loss for the quarter ended March 31, 2000 was $44,334 compared to a net loss for the quarter ended March 31, 1999 of $11,701. The increase in operating expenses in the quarter ended March 31, 2000 can be attributable to two key categories. First, advertising expenses increased to $10,584 in the quarter ended March 31, 2000 compared to $3,885 in the quarter ended March 31, 1999, an increase of 367%. This increase reflects the Company's expanding marketing efforts. The most significant increase in operating expenses was in the category of compensation. Such expenses were $31,325 for the quarter ended March 31, 2000 compared to $3,000 for the quarter ended March 31, 1999. This reflects the expansion of the Company's activities both to promote the Company's product line and to provide revenue producing services. This higher level of activity is expected to continue since the completion of the Company's public stock offering in March 2000.

     Management believes that both revenues and expenses of the Company are likely to continue to increase during the remainder of the fiscal year ending December 31, 2000 if the Company is able to expand its operations as a result of having additional cash resources available as a result of the Company's recently completed public stock offering.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $36,830 in the three months ended March 31, 2000 compared to net cash used in operating activities of $6,430 for the three months ended March 31, 1999. Net cash provided by financing activities for the three months ended March 31, 2000 was $125,219 compared to $ 0 for the quarter ended March 31, 1999. This net cash increase is attributable to the Company's recently completed public stock offering whereby the Company sold 200,000 shares of its common stock at a price of $1.00 per share, reduced by $62,500 repayment of notes payable.

     The Company's cash as of March 31, 2000 was $104,672. The Company had working capital (current assets less current liabilities) of $57,976 at March 31, 2000 and no material long-term commitments or material commitments for capital or operational expenditures.

     The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than advertising and promotional expenses, the Company does not have any plans for significant capital or operating expenditures above its current level.

     YEAR 2000 COMPLIANCE

     The Company did not experience any so called "Year 2000" computer problems and does not expect to encounter any Year 2000 computer problems in the future.



                            PART II OTHER INFORMATION


Item 1. Legal proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities and use of Proceeds.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         27.1 Financial Data Schedule

(b)      Reports of Form 8-K

     None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EtG Corporation

Date:    May 19, 2000                   /s/  William J. Stutz
                                       -----------------------------------------
                                       William J. Stutz
                                       Chief Executive Officer
                                       Principal Financial Officer