Form 10QSB
period 2000-06-30
ETG CORP
filed 2000-08-25
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  June 30, 2000

                        Commission file number 333-86711


                                 EtG Corporation

        (Exact name of small business issuer as specified in its charter)

          Nevada                                                 87-0567854
          ------                                                 ----------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  1008 Mic-O-Say Circle, Blue Springs, MO 64015

               (Address of principal executive offices) (Zip Code)


                                 (816) 220-1110

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

     There were 3,210,000 shares of common stock outstanding on July 31, 2000.

Transitional Small Business Disclosure Format
(Check one):

Yes    No  X

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

                                 EtG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000


                                     ASSETS

Current assets:
    Cash .......................................................      $  79,086
    Accounts receivable ........................................            296
    Merchandise inventory, at lower of cost or market ..........         14,991
                                                                      ---------

         Total current assets ..................................         94,373

Equipment, at cost, net of accumulated
    depreciation of $1,656 .....................................          1,482

Intangible assets:
    Trademark, net of accumulated amortization
     of $488 ...................................................            977
                                                                      ---------

                                                                      $  96,832
                                                                      =========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts and notes payable:
    Trade payables .............................................      $  10,140
    Line of credit .............................................          4,621
    Notes payable, convertible into subsidiary
     common stock ..............................................         40,000
    Accrued interest on notes payable ..........................          7,235
                                                                      ---------

         Total current liabilities .............................         61,996
                                                                      ---------

Shareholders' deficit:
    Preferred stock, $0.001 par value;
     5,000,000 shares authorized, -0-
     issued and outstanding ....................................           --
    Common stock, $0.001 par value,
     50,000,000 shares authorized, 3,210,000
     issued and outstanding ....................................          3,210
    Additional paid-in capital .................................        172,735
    Retained deficit ...........................................       (141,109)
                                                                      ---------

         Total shareholders' equity ............................         34,836
                                                                      ---------

                                                                      $  96,832
                                                                      =========


           See accompanying notes to consolidated financial statements

                                 EtG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Quarter Ended
                                                             June 30,
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------

      Net product sales ......................     $     4,885      $       913
      Net service sales ......................           4,522             --
                                                   -----------      -----------
          Total Revenue ......................           9,407              913

      Cost of net product sales ..............           1,978            1,025
                                                   -----------      -----------
                  Gross profit ...............           7,429             (112)
                                                   -----------      -----------
Costs and expenses:
      General and administrative .............          32,407            5,930
      Contributed rent and services ..........            --              2,600
                                                   -----------      -----------
                                                        32,407            8,530
                                                   -----------      -----------
                  Loss from operations .......         (24,978)          (8,642)

      Interest income ........................            --                 10
      Interest (expense) .....................            (956)          (1,239)
                                                   -----------      -----------
                  Net loss ...................     $   (25,934)     $    (9,871)
                                                   ===========      ===========

Net loss per basic common share ..............     $     (0.01)     $     (0.00)
                                                   ===========      ===========

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................       3,210,000        3,010,000
                                                   ===========      ===========



           See accompanying notes to consolidated financial statements

                                 EtG CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      -----------

      Net product sales ......................     $     7,206      $     2,930
      Net service sales ......................          10,347             --
                                                   -----------      -----------
          Total Revenue ......................          17,553            2,930

      Cost of net product sales ..............           3,529            2,134
                                                   -----------      -----------
                  Gross profit ...............          14,024              796
                                                   -----------      -----------
Costs and expenses:
      General and administrative .............          80,439           13,978
      Contributed rent and services ..........            --              6,200
                                                   -----------      -----------
                                                       (80,439)         (20,178)
                                                   -----------      -----------
                  Loss from operations .......         (66,415)         (19,382)

      Interest income ........................              71               32
      Interest (expense) .....................          (3,924)          (2,222)
                                                   -----------      -----------
                  Net loss ...................     $   (70,268)     $   (21,572)
                                                   ===========      ===========

Net loss per basic common share ..............     $     (0.02)     $     (0.01)
                                                   ===========      ===========

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................       3,125,000        3,010,000
                                                   ===========      ===========



           See accompanying notes to consolidated financial statements



                                   EtG CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the Six Months Ended
                                                                       June 30,
                                                               ----------------------
                                                                  2000         1999
                                                               ---------    ---------

Cash flows from operating activities:
      Net loss .............................................   $ (70,268)   $ (21,572)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ...................         670          409
           Contributed capital .............................        --          6,200
                                                               ---------    ---------
                                                                 (69,598)     (14,963)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................       9,712       (1,635)
           Accounts payable and accrued expenses ...........      (2,983)       2,187
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (62,869)     (14,411)
                                                               ---------    ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock ...............     200,000         --
      Offering costs incurred ..............................     (13,447)      (7,500)
      Borrowings on credit card ............................       1,619         --
      Proceeds of demand notes payable .....................        --         17,500
      Repayment of demand notes payable ....................     (62,500)        --
                                                               ---------    ---------
              Net cash flow provided by financing activities     125,672       10,000
                                                               ---------    ---------


Net change in cash .........................................      62,803       (4,411)

Cash at beginning of period ................................      16,283       14,036
                                                               ---------    ---------

              Cash at end of period ........................   $  79,086    $   9,625
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $   2,493    $    --
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========



             See accompanying notes to consolidated financial statements

                                         6

                                 ETG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


1. Interim Reporting - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB at December 31, 1999.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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


Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999.

     The Company had operating revenues of $9,407 for the quarter ended June 30, 2000 compared to operating revenues of $913 for the quarter ended June 30, 1999. Net operating expenses for the quarter ended June 30, 2000 were $32,407 compared to net operating expenses for the quarter ended June 30, 1999 of $8,530. These net operating expenses resulted in a net loss from operations in the quarter ended June 30, 2000 of $24,978 compared to a net loss from operations for the quarter ended June 30, 1999 of $8,642. The Company's net loss for the quarter ended June 30, 2000 was $25,934 compared to a net loss for the quarter ended June 30, 1999 of $9,871. The increase in operating expenses in the quarter ended June 30, 2000 can be attributable to two key categories, professional compensation and advertising. The increase reflects the Company's expanding marketing efforts and the expansion of the Company's activities both to promote the Company's product line and to provide revenue producing services. This higher level of activity is expected to continue since the completion of the Company's public stock offering in March 2000.

Six months Ended June 30, 2000 Compared to Six months Ended June 30, 1999.

     The Company had operating revenues of $17,553 for the six months ended June 30, 2000 compared to operating revenues of $2,930 for the six months ended June 30, 1999. Net operating expenses for the six months ended June 30, 2000 were $80,439 compared to net operating expenses for the six months ended June 30, 1999 of $20,178. These net operating expenses resulted in a net loss from operations in the six months ended June 30, 2000 of $66,415 compared to a net loss from operations for the six months ended June 30, 1999 of $19,382. The Company's net loss for the six months ended June 30, 2000 was $70,268 compared to a net loss for the six months ended June 30, 1999 of $21,572. The increase in operating expenses in the six months ended June 30, 2000 can be attributable to the categories of professional compensation and advertising. The increase reflects the Company's expanding marketing efforts and the expansion of the Company's activities both to promote the Company's product line and to provide revenue producing services. This higher level of activity is expected to continue since the completion of the Company's public stock offering in March 2000.

     Management believes that both revenues and expenses of the Company are likely to continue to increase during the remainder of the fiscal year ending December 31, 2000 if the Company is able to expand its operations as a result of having additional cash resources available as a result of the Company's recently completed public stock offering.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $62,869 for the six months ended June 30, 2000 compared to net cash used in operating activities of $14,411 for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended June 30, 2000 was $125,672 compared to $10,000 for the six months ended June 30, 1999. This net cash increase is attributable to the Company's recently completed public stock offering whereby the Company sold 200,000 shares of its common stock at a price of $1.00 per share and made a $62,500 repayment on notes payable.

     The Company's cash as of June 30, 2000 was $79,086. The Company had working capital (current assets less current liabilities) of $72,377 at June 30, 2000 and no material long-term commitments or material commitments for capital or operational expenditures.

     The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than advertising and promotional expenses, the Company does not have any plans for significant capital or operating expenditures above its current level.


Forward Looking Statements

     Certain statements contained in this Report on Form 10-QSB, including statements of the Company's current expectations, intentions, plans and beliefs, and statements containing the words "believes," "anticipates," "estimates," "expects," or "may," are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of the Company to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements.

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

                                        EtG Corporation

Date:  August 23, 2000                  /s/  William J. Stutz
                                        ---------------------

                                        William J. Stutz
                                        Chief Executive Officer
                                        Principal Financial Officer

                                                       EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically