Form 10QSB
period 2000-09-30
ETG CORP
filed 2000-11-09
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000

                        Commission file number 333-86711


                                 EtG Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                       87-0567854
      -----------------------------                       ------------------
      (State or other jurisdiction                         I.R.S. Employer
      incorporation or organization)                      Identification No.)

     1008 Mic-O-Say Circle, Blue Springs, MO                      64015
      --------------------------------------                     --------
     (Address of principal executive offices)                   (Zip Code)


                                 (816) 220-1119
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has be subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     There were 3,210,000 shares of common stock outstanding on October 31, 2000.

Transitional Small Business Disclosure Format
(Check one):

Yes     No  X
   -----  -----

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

                                 EtG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000


                                     ASSETS

Current assets:
    Cash .......................................................  $  66,443
    Accounts receivable ........................................      8,598
    Merchandise inventory, at lower of cost or market ..........     19,500
                                                                  ---------
         Total current assets ..................................     94,541

Equipment, at cost, net of accumulated
    depreciation of $1,918 .....................................      1,220

Intangible assets:
    Trademark, net of accumulated amortization
     of $561....................................................        904
                                                                  ---------

                                                                  $  96,665
                                                                  =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts and notes payable:
    Trade payables .............................................  $  21,205
    Line of credit  ............................................      6,388
    Notes payable, convertible into subsidiary
     common stock ........ .....................................     40,000
    Accrued interest on notes payable ..........................      8,435
                                                                  ---------

         Total current liabilities .............................     76,028
                                                                  ---------
Shareholders' deficit:
    Preferred stock, $0.001 par value;
     5,000,000 shares authorized,
     -0- issued and outstanding ................................       --
    Common stock, $0.001 par value,
     50,000,000 shares authorized, 3,210,000
     issued and outstanding ....................................      3,210
    Additional paid-in capital .................................    172,735
    Retained deficit ...........................................   (155,308)
                                                                  ---------

         Total shareholders' equity.............................     20,637
                                                                  ---------

                                                                  $  96,665
                                                                  =========


           See accompanying notes to consolidated financial statements

                                   EtG CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Quarter Ended
                                                            September 30,
                                                   ----------------------------
                                                      2000             1999
                                                   ----------      ----------

      Net product sales ......................     $    9,697      $    4,293
      Net service sales ......................          9,320            --
                                                   ----------      ----------
          Total Revenue ......................         19,017           4,293

      Cost of net product sales ..............          5,322           1,233
                                                   ----------      ----------
                  Gross profit ...............         13,695           3,060
                                                   ----------      ----------
Costs and expenses:
      General and administrative .............         26,694          13,148
      Contributed rent and services ..........           --               600
                                                   ----------      ----------
                                                       26,694          13,748
                                                   ----------      ----------
                  Loss from operations .......        (12,999)        (10,688)

      Interest income ........................           --                 4
      Interest (expense) .....................         (1,200)         (2,188)
                                                   ----------      ----------
                  Net loss ...................     $  (14,199)     $  (12,872)
                                                   ==========      ==========

Net loss per basic common share ..............     $    (0.00)     $    (0.00)
                                                   ==========      ==========

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................      3,210,000       3,010,000
                                                   ==========      ==========


           See accompanying notes to consolidated financial statements

                                   EtG CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Nine months Ended
                                                            September 30,
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------

      Net product sales ......................     $    16,903      $     7,223
      Net service sales ......................          19,667             --
                                                   -----------      -----------
          Total Revenue ......................          36,570            7,223

      Cost of net product sales ..............           8,851            3,367
                                                   -----------      -----------
                  Gross profit ...............          27,719            3,856
                                                   -----------      -----------
Costs and expenses:
      General and administrative .............         107,133           27,126
      Contributed rent and services ..........            --              6,800
                                                   -----------      -----------
                                                      (107,133)         (33,926)
                                                   -----------      -----------
                  Loss from operations .......         (79,414)         (30,070)

      Interest income ........................              71               36
      Interest (expense) .....................          (5,124)          (4,410)
                                                   -----------      -----------
                  Net loss ...................     $   (84,467)     $   (34,444)
                                                   ===========      ===========

Net loss per basic common share ..............     $     (0.03)     $     (0.01)
                                                   ===========      ===========

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................       3,152,125        3,010,000
                                                   ===========      ===========


           See accompanying notes to consolidated financial statements



                                 EtG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the Nine months Ended
                                                                    September 30,
                                                               ----------------------

                                                                 2000         1999
                                                               ---------    ---------

Cash flows from operating activities:
      Net loss .............................................   $ (84,467)   $ (34,444)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ...................       1,004        1,151
           Contributed capital .............................        --          6,800
                                                               ---------    ---------
                                                                 (83,463)     (26,493)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................      (3,097)     (10,844)
           Accounts payable and accrued expenses ...........       9,283        7,595
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (77,277)     (29,742)
                                                               ---------    ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock ...............     200,000         --
      Offering costs incurred ..............................     (13,447)     (15,571)
      Borrowings on credit card ............................       3,384         --
      Proceeds of demand notes payable .....................        --         61,500
      Repayment of demand notes payable ....................     (62,500)        --
                                                               ---------    ---------
              Net cash flow provided by financing activities     127,437       45,929
                                                               ---------    ---------


Net change in cash .........................................      50,160       16,187

Cash at beginning of period ................................      16,283       14,036
                                                               ---------    ---------

              Cash at end of period ........................   $  66,443    $  30,223
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $   2,493    $    --
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========


              See accompanying notes to consolidated financial statements


                                 ETG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


1. Interim Reporting - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB at December 31, 1999.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operations.

     General

     EtG is a media and merchandising company that promotes the positive aspects of athletic competition. Its main focus is to educate athletes, coaches, parents and fans on the value of athletics and how to enjoy the art of playing the game. It anticipates that the groups that will benefit the most from its concepts will be the youth sports groups as well as junior high/middle schools and high school and collegiate athletic programs. The Company uses videos, apparel and specialized merchandise to promote its theme of enjoyable athletic competition. Its President, William J. Stutz, also makes live appearances at which he stresses the Company's philosophy. The Company would also eventually like to branch out into the production of different kinds of publications to promote its philosophy. These publications might include magazines, newsletters, brochures and a full educational curriculum package that includes instructional materials and a multi-sport video. It expects that a large portion of its revenues will come from the sale and licensing of its products.


Results of Operations

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999.

     The Company had operating revenues of $19,017 for the quarter ended September 30, 2000 compared to operating revenues of $4,293 for the quarter ended September 30, 1999. Net operating expenses for the quarter ended September 30, 2000 were $26,694 compared to net operating expenses for the quarter ended September 30, 1999 of $13,748. These net operating expenses resulted in a net loss from operations in the quarter ended September 30, 2000 of $12,999 compared to a net loss from operations for the quarter ended September 30, 1999 of $10,688. The increase in operating expenses in the quarter ended September 30, 2000 can be attributable to the key categories of compensation and advertising. The increase reflects the Company's expanding marketing efforts and the expansion of the Company's activities both to promote the Company's product line and to provide revenue producing services. This higher level of activity has resulted in increased revenue and is expected to continue.

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999.

     The Company had operating revenues of $36,570 for the nine months ended September 30, 2000 compared to operating revenues of $7,223 for the nine months ended September 30, 1999. Net operating expenses for the nine months ended September 30, 2000 were $107,133 compared to net operating expenses for the nine months ended September 30, 1999 of $33,926. These net operating expenses resulted in a net loss from operations in the nine months ended September 30, 2000 of $79,414 compared to a net loss from operations for the nine months ended September 30, 1999 of $30,070. The increase in operating expenses in the nine months ended September 30, 2000 can be attributable to the key categories of compensation and advertising. The increase reflects the Company's expanding marketing efforts and the expansion of the Company's activities both to promote the Company's product line and to provide revenue producing services. This higher level of activity has resulted in increased revenue and is expected to continue during the remainder of the fiscal year ending December 31, 2000. The Company has been able to expand its operations with additional cash resources available as a result of the Company's March 2000 public stock offering.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $77,277 for the nine months ended September 30, 2000 compared to net cash used in operating activities of $29,742 for the nine months ended September 30, 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 was $127,437 compared to $45,929 for the nine months ended September 30, 1999. This net cash increase is attributable to the Company's March 2000 public stock offering whereby the Company sold 200,000 shares of its common stock at a price of $1.00 per share and made a $62,500 repayment on notes payable.

     The Company's cash as of September 30, 2000 was $66,443. The Company had working capital (current assets less current liabilities) of $18,513 at September 30, 2000 and no material long-term commitments or material commitments for capital or operational expenditures.

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

                                       EtG Corporation

Date:  November 3, 2000                By:  /s/  William J. Stutz
                                       ---------------------------------------
                                                 William J. Stutz
                                                 Chief Executive Officer
                                                 Principal Financial Officer