Form 10KSB40
period 2000-12-31
ETG CORP
filed 2001-04-12
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2000
                             Commission File Number
                                    333-86711

                                 EtG Corporation
                                 ---------------
                 (Name of small business issuer in its charter)

            Nevada                                              87-0567854
            ------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification number)

                              1008 Mic-O-Say Circle
                          Blue Springs, Missouri 64015
               (Address of Principal Executive offices) (Zip Code)


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

     Yes  X   No ___


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for the most recent fiscal year; $65,083.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 29, 2001 was undetermined. No public market has been established for the Company's common stock.

There were 23,210,000 shares of common stock $.001 par value outstanding as of March 29, 2001.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes ___; No  X

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

     Association Marketing Program. The Company initially intends to market its products and services to sports organizations related to the sport of basketball. The lead product is expected to be videos. The Company is still analyzing which marketing concept will be most effective, but anticipates that the video will be marketed either through endorsement, partnership (alliance), outright purchase of bulk order or some combination thereof. It has identified organizations that are connected with the sport of basketball and which it believes would be receptive to the idea of promoting better sportsmanship.

     The local Kansas City organizations range in size from as few as fifty to several hundred participants while the large national organizations may have several thousand participants. Many of these organizations have already been contacted and it is the Company's expectation that the remainder will be contacted within the coming months. For example, both the Greater Kansas City Basketball Coaches and the Missouri Suburban Conference of Athletic Directors have voted to endorse and use the Company's products and services. The Independence Youth Athletic Association (Missouri) joined an alliance with us as well as the Great American Basketball League in Johnson County, Kansas.

     During the Summer of 2000, ETG developed a School Program. The school's Physical Education teacher teaches this program to all students. During the fourth quarter it is being tested in Blue Springs, MO in conjunction with the distribution of McDonalds coupons. Our desire would be for a national partnership to be established with McDonalds.

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

     The Company believes that the main selling point to interscholastic groups is that its products and services are expected to complement such group's ongoing sportsmanship and citizenship programs. For example, The National Federation of State High School Activities Association has a sportsmanship/citizenship program in place, but it is not aimed at any specific sport (such as basketball) and is general in nature. In order to successfully market the Company's products and services, it anticipates that it will eventually need to make presentations to each state athletic administrators association or their functional equivalent. These state associations are expected to have a significant impact on the success of the Company's marketing efforts because of their influence on their member schools. As of the year end Mr. Stutz has presented at 5 State Athletic Directors Meetings, 2 State Coaches Meetings and 7 Local sportsmanship events

     Stand-alone Marketing Program. Ancillary to the Company's sports association marketing efforts, a stand-alone approach for its apparel, merchandise and publications may be developed, although there can be no assurance that such a program will ever be implemented or, if implemented, become a successful marketing program. Such a program, if implemented, would be expected to utilize some form of a national marketing campaign, possibly with a national spokesman. The Company's apparel and merchandise, if sold nationally, would most likely be distributed through direct mail, the Internet and/or selected retail sites, such as college bookstores or specialty/resort shops. The Company has not yet initiated any specific efforts in its stand-alone marketing program. It may not do so in the future if it determines that a program of this nature would be too costly given the Company's limited financial resources or for other reasons that the Company cannot foresee or anticipate.

Products and Services

     In order to disseminate and promote its philosophy of sportsmanship and to achieve its objective of educating the target market of athletes, coaches, parents, and fans, the Company intends to focus on producing the following products and services:

o Videos - Quality video presentations that promote the Enjoy The Game philosophy are available for basketball and soccer. The Company also plans future videos covering Baseball/Softball, Football and Volleyball

o Apparel - A specific Enjoy The Game line of apparel is available. Currently, this line includes several designs of T-shirts, polo shirts and ball caps.

o Merchandise - Specific Enjoy The Game merchandise is available. Currently merchandise includes banners and water bottles.

o Live Appearances - A live presentation has been developed and is delivered by the Company's president and founder, William J. Stutz. Mr. Stutz's presentation adds impact to the commitment of the Company's philosophy as he shares his love for people and sports.

o Publications. The types of publications currently under evaluation include magazines, newsletters, brochures and a full educational curriculum package for elementary schools that incorporates a multi-sport video, as well as instructional materials.

Trademarks

     The Company has obtained trademark protection from the United States Patent Office for both "Enjoy the Game" and the slogan "Work Hard ... Have Fun". It uses one or the other of these trademarks on virtually every item of merchandise or apparel that it sell. The Company has not obtained any other trademarks and has no patents, licenses, franchises, concessions or royalty agreements involving any of its products or services.

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


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000, either through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's common stock.

     The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock. On March 29, 2001 , the Company had 45 shareholders of record.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Results of Operations for the year ended December 31, 2000.

     For the year ended December 31, 2000, the Company had revenues of $65,083, cost of product sales of $26,336 and costs and expenses of $128,631, resulting in a loss from operations of $89,884. For the year ended December 31, 1999, the Company had revenues of $14,044, cost of product sales of $4,474 and costs and expenses of $58,496, resulting in a loss from operations of $48,926. Management expects that general and administrative expenses will continue at this increased level in the year ending December 31, 2001 as the Company's operations expand and sales and revenues increase.

Liquidity and Capital Resources.

     On December 31, 2000, the Company had $82,528 in current assets, including $62,719 in cash. Total current liabilities at December 31, 2000 were $73,980, resulting in net working capital of $8,548. Net cash used in operating activities for the year ended December 31, 2000 was $92,660, compared to $23,698 for the year ended December 31, 1999. Net cash provided by financing activities for the year ended December 31, 2000 was $139,096 compared to $25,944 for the year ended December 31, 1999.

     In March of 2000, the Company completed an offering of its common stock. Two hundred thousand shares were sold at a price of $1.00 per share, resulting in gross proceeds of $200,000. Expenses of the offering were $41,755 and net proceeds to the Company from the offering were $158,245. The Company used the net cash proceeds to expand its operations and believes it continues to have sufficient cash resources to execute its planned operations for the year ending December 31, 2001, The Company does not have any plans for significant capital or operating expenditures above their current levels.

Year 2000 Concerns

     The Company addressed the concerns of potential year 2000 computing problems and incurred no significant problems or costs as a result of this issue. The Company expects no problems from this issue in the future.


Item 7. Financial Statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers and directors of the Company and their ages are as follows:

James R. Smith         62        President, Treasurer, Secretary and Director

William J. Stutz       40        President and Director of operating subsidiary

Valerie M. Stutz       39        Secretary and Director of operating subsidiary


     The Company's directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers are elected by the board of directors and hold office until their successors are elected and qualified.

     The Company has no audit or compensation committee.

     James R. Smith was elected President, Secretary, Treasurer, and Director of the Company on February 5, 2001. He has over 39 years business experience and has demonstrated abilities in the areas of administration, management (budget, personnel and facilities); both public and private company experience including sales, service, business consulting, positive personnel interrelationships, advertising and leadership. He has experience and the ability to develop a business from development stage through implementation. His business enterprises included creation and development of real estate ownership/partnerships, a computer consulting company, a $1M physical fitness center, and two beverage distribution companies. From 1984 until 1992, Mr. Smith was Vice President of University Relations at Ottawa University. In 1992, Mr. Smith founded Frontier, Inc., a local beverage distribution service operating in the Kansas City area. In 1999, Mr. Smith established Tarus International, Inc. Mr. Smith is a graduate of Ottawa University in Ottawa, Kansas, with a Bachelor of Science in physical education and science. Later, he obtained a Master of Science degree in biology and chemistry from Emporia State College, and also obtained an educational administrative certification from the University of Kansas.

     William J. Stutz has been president, treasurer and a director of the Company since 1998 and continues to hold those positions in the operating subsidiary. Mr. Stutz was born and raised in Buffalo, NY. Mr. Stutz lettered in three sports, golf, basketball and baseball as both a junior and a senior at Baker-Victory High School in Lackawanna, NY. He received a basketball scholarship to attend Villa Maria College of Buffalo, NY. While there he set new basketball single season and career records for most field goals and points scored. He received an Associates Degree in Graphic Communications. In 1980, he continued his education, on another basketball scholarship, at Slippery Rock State College of Pennsylvania. At Slippery Rock, he finished his last two years of college basketball and played baseball during his senior year only. By the conclusion of his college career in 1982, Mr. Stutz was a few credits short of obtaining a Bachelor of Science Degree in Communication with an emphasis in Public Relations.

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

     Valerie M. Stutz has been secretary and a director of the Company since 1998 and continues to hold those positions in the operating subsidiary. She received her Bachelor of Science degree from Slippery Rock State College in 1982. While attending Slippery Rock, Mrs. Stutz was a cheerleader and she competed in judo. Her junior year she received a silver medal and her senior year a bronze medal from the East Coast Judo Association for her achievements in its National Tournament. For the past 12 years she has spent the bulk of her time raising her 4 children. She also teaches preschool, at Small Wonders in Independence, Missouri three mornings a week. In April of 1999, Mrs. Stutz became a certified Court Appointed Special Advocate, (CASA) for Jackson County, Missouri. She has had no business experience for the last five years.

Willaim J. Stutz and Valerie M. Stutz are husband and wife.


Item 10. Executive Compensation

     Summary Compensation Table

     The following table provides certain summary information concerning compensation paid to our chief executive officer since our inception. There were no stock appreciation rights outstanding during the fiscal year ended December 31, 2000, nor are there any rights outstanding as of the date of this prospectus.


                   Annual Compensation                             Long-term Compensation
                   -------------------                             ----------------------
                                                                    Awards      Payouts
                                                                    ------      -------
                                                                  Securities   Long-Term
                                                                  Underlying   Incentive    All Other
Name and Principal      Fiscal     Salary   Bonus   Other Annual    Options     Payouts   Compensation
   Position              Year       ($)      ($)    Compensation      (#)         ($)         ($)
   --------              ----       ---      ---    ------------      ---         ---         ---
William J. Stutz.........2000        0        0          0             0           0           0
       President         1999     $9,700      0          0             0           0           0


Valerie M. Stutz.........2000    $28,000      0          0             0           0           0
       Secretary         1999        0        0          0             0           0           0


Employment Agreements

     There are no employment agreements with any of our officers or directors. Mr. Smith, Mr. Stutz and Mrs. Stutz intend to receive annual salaries of $ 0, $48,000 and $ 0 in the year ending December 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the ownership of the Company's common stock by each director, each of our executive officers and directors as a group, and all persons known by the Company to own more than 5% of the Company's common stock as of March 29, 2001.

                                         Beneficial Ownership
Name and Address (1)                   Shares        Percentage
--------------------                   ------        ----------

James R. Smith                      20,000,000          86.2
Sole director and officer              Direct
1236 E. Frontier Lane
Olathe, KS 66062

William J. Stutz and
Valerie M. Stutz                     2,010,000           8.7
1008 S.W. Mic-O-Say Circle             Direct
Blue Springs, Mo. 64015

Item 12. Certain Relationships and Related Transactions.

     The Company's corporate offices are located at the personal residence of William J. Stutz and Valerie M. Stutz. Under an oral agreement with Mr. and Mrs. Stutz, the Company pays no rent for the use of this office space.

     On February 5, 2001 the Company issued 20,000,000 shares of its restricted common stock to James R. Smith for total cash consideration of $20,000.

     On August 29, 1998 the Company issued 2,000,000 shares of its restricted common stock to William J. Stutz for total cash consideration of $2,000.

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

     On March 13, 1996 the Company issued 1,000,000 shares of its restricted common stock to David N. Nemelka for total cash consideration of $1,000.


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

(b) No reports on From 8-K were filed during the quarter ended December 31, 2000. On February 5, 2001, Form 8K was filed to report the sale by the Company of 20,000,000 shares of restricted common stock.

                                   SIGNATURES

     In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EtG Corporation

                                      By: /s/ James R. Smith
                                      ----------------------
                                      James R. Smith
                                      President and Principal Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                       Title                           Date
    ----------                       -----                           ----

/s/ James R. Smith             President, Director               April 12, 2001
-------------------            Principal Executive Officer
James R. Smith                 Principal Financial
                               and Accounting Officer

EXHIBIT                                       METHOD OF FILING

  27.    FINANCIAL DATA SCHEDULE              Filed herewith electronically

                                 EtG CORPORATION


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                       Page
                                                                       ----


Independent auditor's report........................................   F-2

Consolidated balance sheet at December 31, 2000.....................   F-3

Consolidated statements of operations, for each of the two years
  ended December 31, 2000...........................................   F-4

Consolidated statement of changes in shareholders' equity
  for each of the two years ended December 31, 2000.................   F-5

Consolidated statements of cash flows, for each of the two years
  ended December 31, 2000...........................................   F-6

Notes to consolidated financial statements..........................   F-7

To the Board of Directors and Shareholders
EtG Corporation and subsidiary


                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of EtG Corporation and subsidiary (the "Company) as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EtG Corporation and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
April 9, 2001

                                 EtG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000



                                     ASSETS

Current assets:
      Cash .....................................................      $  62,719
      Accounts receivable ......................................          1,825
      Merchandise inventory, at lower of cost or market ........         17,984
                                                                      ---------

                 Total current assets ..........................         82,528

Equipment, at cost, net of accumulated
      depreciation of $2,179 ...................................            959

Intangible assets:
      Trademark, net of accumulated amortization
        of $635 (Note C) .......................................            830
                                                                      ---------


                                                                      $  84,317
                                                                      =========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Trade payables and accrued liabilities ..............      $  18,136
           Line of credit (Note D) .............................          6,795
           Notes payable, convertible into subsidiary
             common stock (Note E) .............................         40,000
      Accrued interest on notes payable ........................          9,049
                                                                      ---------


                        Total current liabilities ..............         73,980
                                                                      ---------


Shareholders' equity:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ..................................           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 3,210,000
       issued and outstanding ..................................          3,210
      Additional paid-in capital ...............................        172,735
      Retained deficit .........................................       (165,608)
                                                                      ---------

                        Total shareholders' equity .............         10,337
                                                                      ---------

                                                                      $  84,317
                                                                      =========


           See accompanying notes to consolidated financial statements


                                   EtG CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Years Ended
                                                                  December 31,
                                                           --------------------------
                                                              2000            1999
                                                           -----------    -----------
Revenues:
      Net product sales ................................   $    44,172    $    14,044
      Net service sales ................................        20,911           --
                                                           -----------    -----------
          Total revenue ................................        65,083         14,044

Costs and expenses:
      Cost of net product sales ........................        26,336          4,474
      General and administrative .......................       128,631         48,696
      Contributed rent and services (Note B) ...........          --            9,800
                                                           -----------    -----------
                                                               154,967         62,970
                                                           -----------    -----------
                  Loss from operations .................       (89,884)       (48,926)

      Interest income ..................................         1,269             49
      Interest (expense) ...............................        (6,152)        (6,039)
                                                           -----------    -----------

                  Loss before provision for income taxes       (94,767)       (54,916)

Income taxes (Note F):
      Current ..........................................        40,700         23,590
      Deferred .........................................       (40,700)       (23,590)
                                                           -----------    -----------
                  Net loss .............................   $   (94,767)   $   (54,916)
                                                           ===========    ===========

Net loss per basic common share ........................   $     (0.03)   $     (0.02)
                                                           ===========    ===========

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ..........................     3,166,712      3,010,000
                                                           ===========    ===========


             See accompanying notes to consolidated financial statements

                                         F-4


                                                        EtG CORPORATION
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                              Preferred Stock         Common Stock         Additional
                                              ----------------     -------------------      Paid-In       Retained
                                               Shares   Amount     Shares       Amount      Capital       Deficit         Total
                                               ------   ------     ------       ------      -------       -------      ----------
            Balance, December 31 1998 ......     --     $ --      3,000,000   $    3,000   $    4,900    $  (15,925)   $   (8,025)

Acquisition of subsidiary
 under common control (Note B) .............     --       --         10,000           10          (10)         --            --
Office space and time and
 effort contributed by an officer ..........     --       --           --           --          9,800          --           9,800
Net loss for the year ......................     --       --           --           --           --         (54,916)      (54,916)
                                               ------   ------   ----------   ----------   ----------    ----------    ----------
            Balance, December 31, 1999 .....     --       --      3,010,000        3,010       14,690       (70,841)      (53,141)

Sale of common stock at @1.00 per share.....     --       --        200,000          200      199,800          --         200,000
Offering costs incurred.........                 --       --           --           --        (41,755)         --         (41,755)
Net loss for the year ......................     --       --           --           --           --         (94,767)      (94,767)
                                               ------   ------   ----------   ----------   ----------    ----------    ----------
            Balance, December 31, 2000 .....     --     $ --      3,210,000   $    3,210   $  172,735    $ (165,608)   $   10,337
                                               ======   ======   ==========   ==========   ==========    ==========    ==========




                                    See accompanying notes to consolidated financial statements

                                                               F-5


                                   EtG CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the Years Ended
                                                                    December 31,
                                                               ----------------------
                                                                 2000          1999
                                                               ---------    ---------
Cash flows from operating activities:
      Net loss .............................................   $ (94,767)   $ (54,916)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ...................       1,338        1,338
           Contributed capital (Note B) ....................        --          9,800
                                                               ---------    ---------
                                                                 (93,429)     (43,778)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................      (6,057)      (9,773)
           Accounts payable and accrued expenses ...........       6,826       29,853
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (92,660)     (23,698)
                                                               ---------    ---------


Cash flows from financing activities:
      Proceeds from issuance of common stock ...............     200,000         --
      Offering costs incurred (Note F) .....................      (2,197)     (39,558)
      Borrowings on credit card ............................       3,793        3,002
      Proceeds from demand notes payable (Note D) ..........        --         70,000
      Repayment of demand notes payable (Note D) ...........     (62,500)      (7,500)
                                                               ---------    ---------
              Net cash flow provided by financing activities     139,096       25,944
                                                               ---------    ---------


Net change in cash .........................................      46,436        2,246

Cash at beginning of year ..................................      16,283       14,037
                                                               ---------    ---------

              Cash at end of year ..........................   $  62,719    $  16,283
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $   4,078    $     386
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
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

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equipment and depreciation

Equipment is stated at cost. Depreciation is computed over the estimated useful life of the assets using the straight-line method. During the years ended December 31, 2000 and 1999, the Company recorded depreciation expense of $1,046, and $1,046 , respectively.

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense was $22,101 and $8,609 for the years ended December 31, 2000 and 1999, respectively.

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

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B: Related party transactions

For all periods presented, the Company was a home-based business, with no employees other than officers. An officer of the Company contributed office and warehouse space at no charge. In addition, the officer contributed his time and effort in the initial operations of the Company. The accompanying consolidated financial statements reflect the estimated cost of the use of such space and the estimated cost of such services with an offsetting credit to contributed capital. During the years ended December 31, 2000 and 1999, the Company recorded contributed capital totaling $0 and $9,800, respectively related to the rent and services and the Company recorded compensation paid to officers of $28,000 and $9,700, respectively.

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

Amortization expense totaled $293 and $293, respectively, for the years ended December 31, 2000 and 1999.

Note D: Line of credit

The Company has a $10,000 line of credit with a financial institution. The line carries a fixed annual percentage rate of interest of 15.4 percent. The line matures annually and requires a minimum payment that varies depending on the available credit ($204 at December 31, 2000). The line is unsecured and is guaranteed by the president of the Company. Finance charges for the year ended December 31, 2000 were $720. The unused portion of the line of credit was $3,205 at December 31, 2000.

Note E: Notes payable

The Company issued promissory notes, due on demand, to certain investors in order to provide the Company with working capital during its development stage. However, certain of these promissory notes are convertible into a total of 2,496 shares of non-voting common stock of the subsidiary, EGI, at the rate of .0624 shares to the dollar. The notes are convertible beginning two years from the date of issuance, at the option of the holder. In the event all of the notes are converted into non-voting common stock of EGI; the holders would own an aggregate of less than 20 percent of the common stock outstanding. Management has classified, as current, all interest accrued on the notes. Notes payable at December 31, 2000 follows on the next page:

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Convertible into shares of EGI non-voting common stock
---------------------------------------------------------------------
Note payable to  individual,  with interest due on June 1, 1999 and June 1, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI .......................    $ 5,000
Note payable to individual, with interest due on June 2, 1999 and June 2, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI .......................      5,000
Note payable to individual, with interest due on June 9, 1999 and June 9, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI .......................      5,000
Note payable to individual, with interest due on July 23, 1999 and July 23, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI .......................      5,000
Note payable to individual, with interest due on August 18, 1999 and August 18, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI .......................      5,000
Note payable to individual, with interest due on August 28, 1999 and August 28, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI .......................      5,000
Note payable to corporation, with interest due on May 2, 2000 and May 2, 2001 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI .......................      5,000
Note payable to individual, with interest due on June 2, 2000 and June 2, 2001 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI .......................      5,000
                                                                         -------
                                      Total convertible notes payable    $40,000
                                                                         =======

---------------------------------------------------------------------

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for years ended December 31, 2000 and 1999 follows:

                                                   For the Years Ended
                                                       December 31,
                                                   ------------------
                                                    2000        1999
                                                    ----        ----

       U.S. statutory federal rate ..........      20.46%      20.46%
       State income tax rate, net ...........       5.01%       5.01%
       Deferred offering costs ..............      18.14%     -18.14%
       Other ................................      -0.66%      -0.66%
       NOL for which no tax
       benefit is currently available .......     -42.95%     -42.95%


                                                    0.00%       0.00%


The benefit for income taxes from operations consisted of the following components at December 31, 2000: current tax benefit of $26,695 resulting from a net loss before income taxes, and deferred tax expense of $26,695 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses. The change in the valuation allowance for the years ended December 31, 2000 and 1999, were $40,700 and $23,590, respectively. Net operating loss carryforwards at December 31, 2000 will begin to expire in 2019. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation that could reduce or defer the utilization of those losses.

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

Initial public offering

The Company sold 200,000 shares of its $.001 par value common stock to the public at $1.00 per share. Legal, accounting, and printing costs incurred in connection with the above initial public offering were deferred until the proposed offering was closed. Upon closing, the deferred offering costs were offset against the gross offering proceeds.

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Subsequent event, change in control

On February 5, 2001, the Company sold twenty million unregistered and restricted shares of the company's common stock to an unrelated individual for the sum of $20,000.