Form 10QSB
period 2001-03-31
ETG CORP
filed 2001-05-14
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                                 March 31, 2001
                             Commission File Number
                                    333-86711

                                 EtG CORPORATION

                 (Name of small business issuer in its charter)

            Nevada                                              87-0567854
 -------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification number)

                              1008 Mic-O-Say Circle
                              Blue Springs, Missouri                64015
                     --------------------------------------       --------
                    (Address of Principal Executive offices)     (Zip Code)


                    Issuer's telephone number: (816) 220-1119
           Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act: None:

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                   -----  -----

There were 23,210,000 shares of common stock $.001 par value outstanding as of April 30, 2001.

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



                                      EtG CORPORATION
                                CONSOLIDATED BALANCE SHEET
                                      March 31, 2001


                                          ASSETS
                                                                     March 31,  December 31,
                                                                       2001        2000
                                                                    (Unaudited)
Current assets:
      Cash .....................................................$      50,993    $  62,719
      Accounts receivable .......................................         596        1,825
      Merchandise inventory, at lower of cost or market .........      16,687       17,984
                                                                    ---------    ---------
                 Total current assets ...........................      68,276       82,528

Equipment, at cost, net of accumulated
      depreciation of $2,441 and $2,179 .........................         697          959

Intangible assets:
      Trademark, net of accumulated amortization
        of $708 and $635 ........................................         757          830
                                                                    ---------    ---------

                                                                    $  69,730      84,317
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Trade payables .......................................   $   9,642       18,136
           Line of credit .......................................       8,862        6,795
           Notes payable, convertible into subsidiary
             common stock .......................................      40,000       40,000
           Accrued interest on notes payable ....................      14,225        9,049
                                                                    ---------    ---------

                 Total current liabilities ......................      72,729       73,980


Shareholders' equity deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 23,210,000
       and 3,210,000 issued and outstanding .....................      23,210        3,210
      Additional paid-in capital ................................     172,735      172,735
      Retained deficit ..........................................    (198,944)    (165,608)
                                                                    ---------    ---------
                   Total shareholders' equity  (deficit).........      (2,999)      10,337
                                                                    ---------    ---------
                                                                    $  69,730       84,317
                                                                    =========    =========


                See accompanying notes to consolidated financial statements

                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                      For the Quarter Ended
                                                             March 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------

      Net product sales ......................    $      3,388     $      2,321
      Net service sales ......................            --              5,825
                                                  ------------     ------------
                  Total sales ................           3,338            8,146

      Cost of net product sales ..............           1,001            1,551
                                                  ------------     ------------
                  Gross profit ...............           2,387            6,595
                                                  ------------     ------------
Costs and expenses:
      General and administrative .............          34,609           48,032
                                                  ------------     ------------
                  Loss from operations .......         (32,222)         (41,437)

      Interest income ........................             230               71
      Interest (expense) .....................          (1,344)          (2,968)
                                                  ------------     ------------
                  Net loss ...................    $    (33,336)    $    (44,334)
                                                  ============     ============

Net loss per basic common share ..............    $      (0.00)    $      (0.01)
                                                  ============     ============

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................      15,232,222        3,110,000
                                                  ============     ============


           See accompanying notes to consolidated financial statements



                                    EtG CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                               For the Quarters Ended
                                                                      March 31,
                                                               ----------------------

                                                                  2001        2000
                                                               ---------    ---------

Cash flows from operating activities:
      Net loss .............................................   $ (33,336)   $ (44,334)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ...................         335          335
                                                               ---------    ---------
                                                                 (33,001)     (43,999)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................       2,526        6,011
           Accounts payable and accrued expenses ...........      (3,318)       1,158
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (33,793)     (36,830)
                                                               ---------    ---------

Cash flows from investing activities:
      Purchase of equipment ................................        --           --
      Payments for trademark (Note C) ......................        --           --
                                                               ---------    ---------
              Net cash flow (used in) investing activities .        --           --
                                                               ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock ...............      20,000      200,000
      Offering costs incurred ..............................        --        (13,447)
      Borrowings on credit card ............................       2,067        1,166
      Repayment of demand notes payable ....................        --        (62,500)
                                                               ---------    ---------
              Net cash flow provided by financing activities      22,067      125,219
                                                               ---------    ---------


Net change in cash .........................................     (11,726)      88,389

Cash at beginning of period ................................      62,719       16,283
                                                               ---------    ---------

              Cash at end of period ........................   $  50,993    $ 104,672
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $     144    $   2,493
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========


              See accompanying notes to consolidated financial statements


ETG CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000


1.   Interim Reporting  - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2000.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


2.    SALE OF COMMON STOCK, CHANGE IN CONTROL

On February 5, 2001, the Company sold twenty million unregistered and restricted shares of the company's common stock to an unrelated individual for the sum of $20,000.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     For the quarter ended March 31, 2001, the Company had revenues of $3,388 and cost of net product sales of $1,001 compared to revenues of $8,146 and cost of $1,551 for the quarter ended March 31, 2000. Operating expenses were $34,609, resulting in a loss from operations of $32,222, compared to operating expenses and a loss from operations of $48,032 and $41,437, respectively for the same quarter of the prior year. The continuing higher level of operating expenses is due to continued expanded operations and promotion activities.

Liquidity and Capital Resources.

     On March 31, 2001, the Company had $68,276 in current assets, including $50,993 in cash, and total current liabilities of $72,729, resulting in a net working capital deficit of $4,453 compared to net working capital of $8,548 at December 31, 2000. Net cash used in operating activities for the quarter ended March 31, 2000 was $33,793, compared to $36,830 for the quarter ended March 31, 2000. Net cash provided by financing activities for the quarter ended March 31, 2001 was $22,067, primarily from the sale of common stock of $20,000. Proceeds of sales of common stock were $200,000, offset partially by the repayment of notes payable in the amount of $62,500 during the quarter ended March 31, 2000.

     In February of 2001, the Company sold 20,000,000 shares of common stock to an unrelated individual for $20,000. In March of 2000, the Company completed an offering of its common stock. Two hundred thousand shares were sold at a price of $1.00 per share, resulting in gross proceeds of $200,000 and net proceeds to the Company from the offering of approximately $158,000. The Company expects to use the net cash proceeds to expand its operations and believes it now has sufficient cash resources to execute its planned operations for the year ending December 31, 2001. The Company does not have any plans for significant capital or operating expenditures above their current levels.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities.

     On February 2, 2001, James R. Smith purchased twenty million shares of restricted common stock for investment for a total cost of $20,000

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None

          (b)      Reports on Form 8-K:
                  February 10, 2001, reporting a change in ownership control.





                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EtG CORPORATION


                                            By:  /s/  James R. Smith
                                               --------------------------------
                                                      James R. Smith
                                                      President and Principal
                                                      Executive Officer