Form 10QSB
period 2001-06-30
ETG CORP
filed 2001-08-08
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                                  June 30, 2001
                             Commission File Number
                                    333-86711

                                 EtG CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                              87-0567854
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification number)

                              1008 Mic-O-Say Circle
                              Blue Springs, Missouri              64015
                      --------------------------------------     --------
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

There were 23,210,000 shares of common stock $.001 par value outstanding as of July 31, 2001.

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



                                       EtG CORPORATION
                                 CONSOLIDATED BALANCE SHEET
                                        June 30, 2001


                                          ASSETS
                                                                     June 30,  December 31,
                                                                       2001        2000
                                                                    (Unaudited)
Current assets:
      Cash .....................................................    $  29,068    $  62,719
      Accounts receivable .......................................       3,027        1,825
      Merchandise inventory, at lower of cost or market .........      15,965       17,984
                                                                    ---------    ---------
                 Total current assets ...........................      48,060       82,528

Equipment, at cost, net of accumulated
      depreciation of $3,223 and $2,179 .........................       6,167          959

Intangible assets:
      Trademark, net of accumulated amortization
        of $782 and $635 ........................................         684          830
                                                                    ---------    ---------

                                                                    $  54,911       84,317
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Trade payables .......................................   $  11,653       18,136
           Line of credit .......................................       6,733        6,795
           Notes payable, convertible into subsidiary
             common stock .......................................      40,000       40,000
           Accrued interest on notes payable ....................      15,369        9,049
                                                                    ---------    ---------

                 Total current liabilities ......................      73,755       73,980


Shareholders' equity deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 23,210,000
       and 3,210,000 issued and outstanding .....................      23,210        3,210
      Additional paid-in capital ................................     172,735      172,735
      Retained deficit ..........................................    (214,789)    (165,608)
                                                                    ---------    ---------
                   Total shareholders' equity  (deficit) ........     (18,844)      10,337
                                                                    ---------    ---------
                                                                    $  54,911       84,317
                                                                    =========    =========


                 See accompanying notes to consolidated financial statements

                                              3

                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                   For the Three Months Ended
                                                             June 30,
                                                   ----------------------------

                                                       2001            2000
                                                   ------------    ------------
Revenues:
   Net product sales ...........................   $      4,690    $      4,885
   Net service sales ...........................          8,948           4,522
                                                   ------------    ------------
            Total sales ........................         13,638           9,407

   Cost of net product sales ...................          3,302           1,978
                                                   ------------    ------------
            Gross profit .......................         10,336           7,429

Costs and expenses:
   General and administrative ..................         24,972          32,407
                                                   ------------    ------------
            Loss from operations ...............        (14,636)        (24,978)

   Interest income .............................            201            --
   Interest (expense) ..........................         (1,411)           (956)
                                                   ------------    ------------
            Net loss ...........................   $    (15,846)   $    (25,934)
                                                   ============    ============

Net loss per basic common share ................   $      (0.00)   $      (0.01)
                                                   ============    ============

Number of shares outstanding for purposes
   of computing net loss per
   basic and diluted share .....................     23,210,000       3,210,000
                                                   ============    ============


           See accompanying notes to consolidated financial statements

                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     For the Six Months Ended
                                                              June 30,
                                                   ----------------------------

                                                       2001            2000
                                                   ------------    ------------
Revenues:
   Net product sales ...........................   $      8,077    $      7,206
   Net service sales ...........................          8,948          10,347
                                                   ------------    ------------
            Total sales ........................         17,025          17,553

   Cost of net product sales ...................          4,303           3,529
                                                   ------------    ------------
            Gross profit .......................         12,722          14,024

Costs and expenses:
   General and administrative ..................         59,581          80,439
                                                   ------------    ------------
            Loss from operations ...............        (46,859)        (66,415)

   Interest income .............................            432              71
   Interest (expense) ..........................         (2,755)         (3,924)
                                                   ------------    ------------
            Net loss ...........................   $    (49,182)   $    (70,268)
                                                   ============    ============

Net loss per basic common share ................   $      (0.00)   $      (0.02)
                                                   ============    ============

Number of shares outstanding for purposes
   of computing net loss per
   basic and diluted share .....................     19,232,099       3,125,000
                                                   ============    ============


           See accompanying notes to consolidated financial statements



                                     EtG CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                               For the Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                  2001         2000
                                                               ---------    ---------

Cash flows from operating activities:
      Net loss .............................................   $ (49,182)   $ (70,268)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ...................       1,191          670
                                                               ---------    ---------
                                                                 (47,991)     (69,598)
      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................         817        9,712
           Accounts payable and accrued expenses ...........        (163)      (2,983)
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (47,337)     (62,869)
                                                               ---------    ---------

Cash flows from investing activities:
      Purchase of equipment ................................      (6,252)        --
                                                               ---------    ---------
              Net cash flow (used in) investing activities .      (6,252)        --
                                                               ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock ...............      20,000      200,000
      Offering costs incurred ..............................        --        (13,447)
      Borrowings on credit card ............................         (62)       1,619
      Repayment of demand notes payable ....................        --        (62,500)
                                                               ---------    ---------
              Net cash flow provided by financing activities      19,938      125,672
                                                               ---------    ---------

Net change in cash .........................................     (33,651)      62,803

Cash at beginning of period ................................      62,719       16,283
                                                               ---------    ---------

              Cash at end of period ........................   $  29,068    $  79,086
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $     355    $   2,493
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========


               See accompanying notes to consolidated financial statements

                                            6

ETG CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


1.   Interim Reporting  - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2000.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


2.    SALE OF COMMON STOCK, CHANGE IN CONTROL

On February 5, 2001, the Company sold twenty million unregistered and restricted shares of the company's common stock to an unrelated individual for the sum of $20,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     For the six months ended June 30, 2001, the Company had revenues of $17,025 and cost of net product sales of $4,303 compared to revenues of $17,553 and cost of $3,529 for the six months ended June 30, 2000. Operating expenses were $59,581, resulting in a loss from operations of $46,859, compared to operating expenses and a loss from operations of $80,439 and $66,415, respectively for the same period of the prior year. The reduced level of operating expenses is due to a reduction in consulting and professional fees while continuing to work to expand operations and promotion activities.

     For the quarter ended June 30, 2001, the Company had revenues of $13,638 and cost of net product sales of $3,302 compared to revenues of $9,407 and cost of $1,978 for the quarter ended June 30, 2000. Operating expenses were $24,972, resulting in a loss from operations of $14,636, compared to operating expenses and a loss from operations of $32,407 and $24,978, respectively for the same quarter of the prior year. The reduced level of operating expenses is due to a reduction in consulting fees while continuing to work to expand operations and promotion activities.


Liquidity and Capital Resources.

     On June 30, 2001, the Company had $48,060 in current assets, including $29,068 in cash, and total current liabilities of $73,755, resulting in a net working capital deficit of $25,695 compared to net working capital of $8,548 at December 31, 2000. Net cash used in operating activities for the six months ended June 30, 2000 was $47,337, compared to $62,869 for the six months ended June 30, 2000. Net cash used in investing activities was $6,252 to purchase equipment to set up a new office. Net cash provided by financing activities for the six months ended June 30, 2001 was $19,938, primarily from the sale of common stock of $20,000. Proceeds of sales of common stock were $200,000, offset partially by the repayment of notes payable in the amount of $62,500 during the six months ended June 30, 2000.

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

        (b)  Reports on Form 8-K: None

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