Form 10QSB
period 2001-09-30
ETG CORP
filed 2001-11-13
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                               September 30, 2001
                             Commission File Number
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

There were 23,210,000 shares of common stock $.001 par value outstanding as of October 31, 2001.

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



                                         EtG CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                                       September 30, 2001


                                             ASSETS

                                                                   September 30,    December 31,
                                                                       2001            2000
                                                                    (Unaudited)
Current assets:
      Cash ......................................................   $  16,797       $  62,719
      Accounts receivable .......................................       7,965           1,825
      Merchandise inventory, at lower of cost or market .........      14,414          17,984
                                                                    ---------       ---------
                 Total current assets ...........................      39,176          82,528

Equipment, at cost, net of accumulated
      depreciation of $4,006 and $2,179 .........................       5,384             959

Intangible assets:
      Trademark, net of accumulated amortization
        of $855 and $635 ........................................         611             830
                                                                    ---------       ---------

                                                                    $  45,171          84,317
                                                                    =========       =========

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Trade payables .......................................   $  10,005          18,136
           Line of credit .......................................       7,056           6,795
           Notes payable, convertible into subsidiary
             common stock .......................................      40,000          40,000
           Accrued interest on notes payable ....................      16,569           9,049
                                                                    ---------       ---------

                 Total current liabilities ......................      73,630          73,980


Shareholders' equity deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --              --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 23,210,000
       and 3,210,000 issued and outstanding .....................      23,210           3,210
      Additional paid-in capital ................................     172,735         172,735
      Retained deficit ..........................................    (224,404)       (165,608)
                                                                    ---------       ---------
                   Total shareholders' equity  (deficit) ........     (28,459)         10,337
                                                                    ---------       ---------
                                                                    $  45,171          84,317
                                                                    =========       =========


                   See accompanying notes to consolidated financial statements

                                               3

                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                    For the Three Months Ended
                                                           September 30,
                                                   ----------------------------

                                                        2001            2000
                                                   ------------    ------------
Revenues:
   Net product sales ...........................   $     27,668    $      9,697
   Net service sales ...........................          2,797           9,320
                                                   ------------    ------------
            Total sales ........................         30,465          19,017

   Cost of net product sales ...................         19,568           5,322
                                                   ------------    ------------
            Gross profit .......................         10,897          13,695

Costs and expenses:
   General and administrative ..................         19,177          26,694
                                                   ------------    ------------
            Loss from operations ...............         (8,280)        (12,999)

   Interest income .............................             43            --
   Interest (expense) ..........................         (1,377)         (1,200)
                                                   ------------    ------------
            Net loss ...........................   $     (9,614)   $    (14,199)
                                                   ============    ============

Net loss per basic common share ................   $      (0.00)   $      (0.01)
                                                   ============    ============

Number of shares outstanding for purposes
   of computing net loss per
   basic and diluted share .....................     23,210,000       3,210,000
                                                   ============    ============


           See accompanying notes to consolidated financial statements

                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                    For the Nine Months Ended
                                                           September 30,
                                                   ----------------------------

                                                        2001            2000
                                                   ------------    ------------
Revenues:
   Net product sales ...........................   $     35,745    $     16,903
   Net service sales ...........................         11,745          19,667
                                                   ------------    ------------
            Total sales ........................         47,490          36,570

   Cost of net product sales ...................         23,871           8,851
                                                   ------------    ------------
            Gross profit .......................         23,619          27,719

Costs and expenses:
   General and administrative ..................         78,758         107,133
                                                   ------------    ------------
            Loss from operations ...............        (55,139)        (79,414)

   Interest income .............................            475              71
   Interest (expense) ..........................         (4,132)         (5,124)
                                                   ------------    ------------
            Net loss ...........................   $    (58,796)   $    (84,467)
                                                   ============    ============

Net loss per basic common share ................   $      (0.00)   $      (0.03)
                                                   ============    ============

Number of shares outstanding for purposes
   of computing net loss per
   basic and diluted share .....................     20,572,637       3,152,125
                                                   ============    ============


           See accompanying notes to consolidated financial statements



                                    EtG CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                             For the Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                    2001         2000
                                                               ---------    ---------

Cash flows from operating activities:
      Net loss .............................................   $ (58,796)   $ (84,467)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ...................       2,046        1,004
                                                               ---------    ---------
                                                                 (56,750)     (83,463)
      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................      (2,571)      (3,097)
           Accounts payable and accrued expenses ...........        (610)       9,283
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (59,931)     (77,277)
                                                               ---------    ---------

Cash flows from investing activities:
      Purchase of equipment ................................      (6,252)        --
                                                               ---------    ---------
              Net cash flow (used in) investing activities .      (6,252)        --
                                                               ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock ...............      20,000      200,000
      Offering costs incurred ..............................        --        (13,447)
      Borrowings on credit card ............................         261        3,384
      Repayment of demand notes payable ....................        --        (62,500)
                                                               ---------    ---------
              Net cash flow provided by financing activities      20,261      127,437
                                                               ---------    ---------

Net change in cash .........................................     (45,922)      50,160

Cash at beginning of period ................................      62,719       16,283
                                                               ---------    ---------

              Cash at end of period ........................   $  16,797    $  66,443
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $     532    $   2,493
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========


              See accompanying notes to consolidated financial statements

                                          6

ETG CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


1.   Interim Reporting  - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2000.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


2.   SALE OF COMMON STOCK, CHANGE IN CONTROL

On February 5, 2001, the Company sold twenty million unregistered and restricted shares of the company's common stock to an unrelated individual for the sum of $20,000.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     For the nine months ended September 30, 2001, the Company had revenues of $47,490 and cost of net product sales of $23,871 compared to revenues of $36,570 and cost of $8,851 for the nine months ended September 30, 2000. Operating expenses were $78,758, resulting in a loss from operations of $55,139, compared to operating expenses and a loss from operations of $107,133 and $79,414, respectively for the same period of the prior year. The reduced level of operating expenses is due to a reduction in consulting and professional fees while continuing to work to expand operations and promotion activities.

     For the quarter ended September 30, 2001, the Company had revenues of $30,465 and cost of net product sales of $19,568 compared to revenues of $19,017 and cost of $5,322 for the quarter ended September 30, 2000. Operating expenses were $19,177, resulting in a loss from operations of $8,280, compared to operating expenses and a loss from operations of $26,694 and $12,999, respectively for the same quarter of the prior year. The reduced level of operating expenses is due to a reduction in consulting fees while continuing to work to expand operations and promotion activities.


Liquidity and Capital Resources.

     On September 30, 2001, the Company had $39,176 in current assets, including $16,797 in cash, and total current liabilities of $73,630, resulting in a net working capital deficit of $34,454 compared to net working capital of $8,548 at December 31, 2000. Net cash used in operating activities for the nine months ended September 30, 2000 was $59,931, compared to $77,277 for the nine months ended September 30, 2000. Net cash used in investing activities was $6,252 to purchase equipment to set up a new office. Net cash provided by financing activities for the nine months ended September 30, 2001 was $20,261, primarily from the sale of common stock of $20,000. Proceeds of sales of common stock were $200,000, offset partially by the repayment of notes payable in the amount of $62,500 during the nine months ended September 30, 2000.

     In October of 2001, the Company received grants totaling $130,000 to support the mission of the Company. In February of 2001, the Company sold 20,000,000 shares of common stock to an unrelated individual for $20,000. The Company expects to use the cash proceeds to expand its operations and believes it now has sufficient cash resources to execute its planned operations for the year ending December 31, 2002. The company is pursuing significant projects and believes that funds provided by those projects, along with existing resources, will be adequate to complete those projects. The Company does not have any commitments for significant capital or operating expenditures above their current levels.


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