Form 10KSB
period 2001-12-31
ETG CORP
filed 2002-04-01
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2001

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

                             1911G West 40 Hwy 64015
                        Blue Springs, Missouri (Zip Code)
                    (Address of Principal Executive offices)

                           1008 Mic-O-Say Circle 64015
                        Blue Springs, Missouri (Zip Code)
                 (Former address of Principal Executive offices)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for the most recent fiscal year. $66,671.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 29, 2002 was $700,000. No public market has been established for the Company's common stock.

There were 23,210,000 shares of common stock $.001 par value outstanding as of March 29, 2002 .

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes    ; No  X

Item 1.   Description of Business

Introduction

     EtG Corporation was incorporated in the State of Nevada in 1996 using the name "B & R Ventures, Inc." The Company later changed its name to EtG Corporation. On March 28, 1999, the Company acquired all of the common stock of Enjoy The Game, Inc., a company incorporated in the State of Missouri. That company is now a wholly owned subsidiary. Before this acquisition, the Company was not engaged in any business activities. The Company's principal executive offices are at 1911G West 40Hwy, Blue Springs, Missouri 64015. Its telephone number is (816) 220-1119.

The Company's Business

     The Company is a small media and merchandising company that promotes the positive aspects of athletic competition. Its main focus is to educate athletes, coaches, parents and fans on the value of athletics and how to enjoy the art of playing the game. The Company anticipates that the groups that will benefit the most from its concepts will be the youth sports groups as well as junior high/middle schools and high school and collegiate athletic programs. The Company uses videos, apparel and specialized merchandise to promote its theme of enjoyable athletic competition. The Company's founder, William J. Stutz, also makes live appearances at which he stresses the Company's philosophy. The Company would also eventually like to branch out into the production of different kinds of publications to promote its philosophy. These publications might include magazines, newsletters and brochures. The Company has completed a school physical education program to support any school curriculum that includes instructional materials and a multi-sport video. The Company expects that a large portion of its revenues will come from the sale and licensing of its products.


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

         Association Marketing Program. The Company markets its products and services to sports organizations. The lead products are videos and apparel. The Company is still analyzing which marketing concept will be most effective, but anticipates that the video will be marketed either through endorsement, partnership (alliance), outright purchase of bulk order or some combination thereof. It has identified organizations that are connected with competitive sports and that it believes would be receptive to the idea of promoting better sportsmanship. The local Kansas City organizations range in size from as few as fifty to several hundred participants while the large national organizations may have several thousand participants. Many of these organizations have been contacted and it is the Company's expectation that more will be contacted within the coming months. For example, both the Greater Kansas City Basketball Coaches and the Missouri Suburban Conference of Athletic Directors have voted to endorse and use the Company's products and services. The Sports Connection has asked the

Company's founder, William J. Stutz, to write a column for their publication. In addition, the Company was the exclusive outfitter for their High School Basketball Shoot-out Tournament in Kansas City. Proposals have also been submitted to both the Kansas and Missouri State Activities Associations to use the Company's products or services.

     The Company intends to continue to contact the large national organizations, such as the NCAA over the course of future months. The smaller organizations will be approached more quickly based upon the time availability of Mr. Stutz. The exact strategy for approaching all of these organizations has not been decided upon but is expected to be determined on an ad hoc basis, based in large part on whether Mr. Stutz has any contacts or relationships with any of the individuals who manage these organizations. These approaches are expected to be both by phone if he knows someone in the specific organization or by mail if he does not have a contact in that organization.

     The primary selling point to youth groups is for the organization to see the value of educating their players, coaches, parents and fans on the positive aspects of team competition and how to avoid the negative, selfish aspects that have taken over the game. It is anticipated that the cost of the video will be passed along to the organization's participating teams as an inclusion to their registration fees. The organization, if it so chooses, can also use the video as a source of independent revenue.

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

     Stand-alone Marketing Program. Ancillary to the Company's sports association marketing efforts, a stand-alone approach for its apparel, merchandise and publications may be developed, although there can be no assurance that such a program will ever be implemented or, if implemented, become a successful marketing program. Such a program, if implemented, would be expected to utilize some form of a national marketing campaign, possibly with a national spokesman. The Company's apparel and merchandise, if sold nationally, would most likely be distributed through direct mail, the Internet and/or selected retail sites, such as college bookstores or specialty/resort shops. The Company has not yet initiated significant specific efforts in its stand-alone marketing program. It may not do so in the future if it determines that a program of this nature would be too costly given the Company's limited financial resources or for other reasons that the Company cannot foresee or anticipate.

Products and Services

     In order to disseminate and promote its philosophy of sportsmanship and to achieve its objective of educating the target market of athletes, coaches, parents, and fans, the Company intends to focus on producing the following products and services:

o Videos - Quality video presentations that promote the Enjoy The Game philosophy The Company also plans future videos covering Baseball/Softball, Football and Volleyball.

o    Apparel - A specific Enjoy The Game line of apparel
     Currently, this line includes several designs of T-shirts and polo shirts, and ball caps.

     Merchandise - Specific Enjoy The Game merchandise Currently, merchandise includes banners and water bottles.

o Live Appearances - A live presentation has been developed and is delivered by the Company's founder, William J. Stutz. Mr.Stutz's presentation adds impact to the commitment of the Company's philosophy as he shares his love for people and sports

o Publications. The types of publications currently under evaluation include magazines, newsletters and brochures. A full educational curriculum package for elementary schools that incorporates a multi-sport video, as well as instructional materials has been completed and is available.


Trademarks

     The Company has obtained trademark protection from the United States Patent Office for "Enjoy the Game" and has received the right to use the slogan "Work Hard ... Have Fun". It uses one or the other of these trademarks on virtually every item of merchandise or apparel that it sells. The Company has not obtained any other trademarks and has no patents, licenses, franchises, concessions or royalty agreements involving any of its products or services.


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


Regulation

     The Company's business is not regulated by any governmental agency and approval from any governmental agency is not required for it to market or sell its products. However, many of the youth organizations and virtually all of the high schools and colleges to whom it markets its products and services are regulated to some extent by governing boards or bodies which oversee the activities of their member teams or schools. The National Collegiate Athletic Association (NCAA) is an example of such an organization. Although regulation by these entities can take different forms, the primary means by which they can control the activities of their teams or individual participants is in the area of eligibility. The Company has been extremely careful not to approach any teams or individual members of teams to work with it, purchase its merchandise or services or otherwise become involved with it without first clearing these approaches with the appropriate sanctioning body. Moreover, its marketing strategy has been to approach the sanctioning body first precisely because of their ability to influence their member institutions. By becoming informed of the Company's concept and what it has to offer, it is the Company's expectation that these governing bodies might enhance the Company's ability to market its products directly to their member institutions or teams.

Facilities

     The Company's offices were located in the Kansas City metropolitan area at the home of William J. Stutz until April 2001. Mr. Stutz did not charge the Company rent for the use of this space. The Company currently has offices in Blue Springs, Missouri and Overland Park, Kansas held under month to month arrangements at a cost of $1,530 per month.

Employees

     The Company presently has three employees, including William J. Stutz and Valerie M. Stutz. The Company has no present plans to hire additional personnel in the near future.


Item 2. Description of Property

     The Company's executive offices are located at 1911G West 40 Hwy, Blue Springs, Missouri 64015. An additional office was opened in Overland Park, Kansas in October, 2001.

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


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2001, either through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's common stock.

     The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock. On March 29, 2002, the Company had 47 shareholders of record.


Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Results of Operations for the year ended December 31, 2001.

     For the year ended December 31, 2001, the Company had revenues of $66,671, cost of product sales of $38,760 and costs and expenses of $138,940, resulting in a loss from operations of $111,029. For the year ended December 31, 2000, the Company had revenues of $65,083, cost of product sales of $26,336 and costs and expenses of $128,631, resulting in a loss from operations of $89,884. Management expects that general and administrative expenses will continue at this increased level in the year ending December 31, 2002 as the Company's operations expand and sales and revenues increase.

Liquidity and Capital Resources.

     On December 31, 2001, the Company had $101,505 in current assets, including $78,544 in cash. Total current liabilities at December 31, 2001 were $197,886, resulting in a net working capital deficit of $96,381. Net cash used in operating activities for the year ended December 31, 2001 was $117,049, compared to $92,660 for the year ended December 31, 2000. Net cash used in investing activities for the year ended December 31, 2001 was $10,672 to purchase computer and telephone equipment. Net cash provided by financing activities for the year ended December 31, 2001 was $143,546 compared to $139,096 for the year ended December 31, 2000.

     In March of 2000, the Company completed an offering of its common stock. Two hundred thousand shares were sold at a price of $1.00 per share, resulting in gross proceeds of $200,000. Expenses of the offering were $41,755 and net proceeds to the Company from the offering were $158,245. In February 2001, the Company completed a private transaction in which 20,000,000 shares of common stock were sold for total proceeds of $20,000. In October 2001 the Company's subsidiary received a loan of $130,000 from the Company's founder, William J. Stutz, who is a minority shareholder and a key employee. The loan is payable on demand and accrues interest at 10% per annum. The Company used the net cash proceeds to expand its operations and believes it continues to have sufficient cash resources to execute its planned operations for the year ending December 31, 2002. The Company does not have any plans for significant capital or operating expenditures above their current levels.



Item 7. Financial Statements.




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers, directors and key employees of the Company and their ages are as follows:

James Smith                   62              President, Treasurer, Secretary
                                              and Director

William J. Stutz              41              President, Treasurer,
                                              Director of Subsidiary

Valerie M. Stutz              40              Secretary, Director of Subsidiary


     The Company's directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers are elected by the board of directors and hold office until their successors are elected and qualified.

     The Company has no audit or compensation committee.

     James R. Smith has been President, Secretary, Treasurer and Director of the company since April 2001. He has over 39 years business and administrative experience. Mr. Smith has demonstrated abilities in the areas of administration, management (budget, personnel, and facilities), sales, service, business consulting, personnel interrelationships, advertising, and leadership. He has experience and the ability to develop a business from start-up through implementation. His business creation experience includes the creation and development of real estate ownership/partnerships, a computer consulting company, a physical fitness center, and two beverage distribution companies. Mr. Smith is a graduate of Ottawa University in Ottawa, Kansas, with a Bachelor of Science in Physical Education and Science. Later he obtained a Master of Science degree in Biology and Chemistry from Emporia State College in Kansas, and also obtained an Educational Administrative Certification from the University of Kansas. For the last six years, Mr. Smith has been employed full time as the Director of Community Development with the Olathe Kansas School District.

     William J. Stutz was the founder of the company. Mr. Stutz was president, treasurer and a director of the Company from inception in 1998 until April 2001 and is president and treasurer of the Company's subsidiary, Enjoy the Game, Inc. Mr. Stutz was born and raised in Buffalo, NY. Mr. Stutz lettered in three sports, golf, basketball and baseball as both a junior and a senior at Baker-Victory High School in Lackawanna, NY. He received a basketball scholarship to attend Villa Maria College of Buffalo, NY. While there he set new basketball single season and career records for most field goals and points scored. He received an Associates Degree in Graphic Communications. In 1980, he continued his education, on another basketball scholarship, at Slippery Rock State College of Pennsylvania. At Slippery Rock, he finished his last two years of college basketball and played baseball during his senior year only. By the conclusion of his college career in 1982, Mr. Stutz was a few credits short of obtaining a Bachelor of Science Degree in Communication with an emphasis in Public Relations.

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

     Valerie M. Stutz was secretary and a director of the Company from inception in 1998 until April 2001.and is secretary of the Company's subsidiary, Enjoy the Game, Inc.. She received her Bachelor of Science degree from Slippery Rock State College in 1982. While attending Slippery Rock, Mrs. Stutz was a cheerleader and she competed in judo. Her junior year she received a silver medal and her senior year a bronze medal from the East Coast Judo Association for her achievements in its National Tournament. For the past 12 years she has spent the bulk of her time raising her 4 children. She also teaches preschool, at Small Wonders in Independence, Missouri three mornings a week. In April of 1999, Mrs. Stutz became a certified Court Appointed Special Advocate, (CASA) for Jackson County, Missouri. She has had no business experience for the last five years.

William J. Stutz and Valerie M. Stutz are husband and wife.




Item 10. Executive Compensation

     Summary Compensation Table

     The following table provides certain summary information concerning compensation paid to our chief executive officer since our inception. There were no stock appreciation rights outstanding during the fiscal year ended December
31, 2001, nor are there any rights outstanding as of the date of this prospectus.



                   Annual Compensation                                    Long-term Compensation
                   -------------------                                    ----------------------
                                                                           Awards      Payouts
                                                                           ------      -------
                                                                         Securities   Long-Term
                                                                         Underlying   Incentive        All Other
Name and Principal      Fiscal     Salary     Bonus    Other Annual      Options        Payouts      Compensation
   Position              Year        ($)       ($)      Compensation       (#)            ($)            ($)
------------------       ----      -------    -----    -------------     -------        -------      ------------

James R. Smith           2001        0          0             0             0              0              0
       President,
       Treasurer
       and Secretary

William J. Stutz.........2001    $18,000        0             0             0              0              0
                         2000        0          0             0             0              0              0
                         1999     $9,700        0             0             0              0              0
       Former President

Valerie M. Stutz.........2001    $36,000        0             0             0              0              0
                         2000    $28,000        0             0             0              0              0
                         1999        0          0             0             0              0              0
       Former Secretary


Employment Agreements

     There are no employment agreements with any of our officers or directors. Mr. Smith, Mr. Stutz and Mrs. Stutz intend to receive annual salaries of $0, $18,000 and $18,000 in the year ending December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the ownership of the Company's common stock by each director, each of our executive officers and directors as a group, and all persons known by the Company to own more than 5% of the Company's common stock.

                                                    Beneficial Ownership

Name and Address (1)                            Shares        Percentage
--------------------                            ------        ----------

James R.Smith                                 20,000,000        86.2%
1236 East Frontier
Olathe, Kansas 66062


All directors and executive officers
as a Group (1) persons                        20,000,000        86.2%


Item 12. Certain Relationships and Related Transactions.

     The Company's corporate offices were located at the personal residence of William J. Stutz and Valerie M. Stutz until April 2001. Under an oral agreement with Mr. and Mrs. Stutz, the Company paid no rent for the use of this office space.

     On August 29, 1998 the Company issued 2,000,000 shares of its restricted common stock to William J. Stutz for total cash consideration of $2,000. Mr. Stutz sold these shares to outside parties in October 2001.

     On March 28, 1999 the Company issued 5,000 shares of its restricted common stock to William J. Stutz in exchange for 5,000 shares of the common stock of Enjoy The Game, Inc., a Missouri corporation. At the same time, the Company also issued 5,000 shares of its restricted common stock to Valerie M. Stutz in exchange for 5,000 shares of the common stock of Enjoy The Game, Inc. As a result of these transactions, Enjoy The Game, Inc. became a wholly owned subsidiary of the Company.

     On March 13, 1996 the Company issued 1,000,000 shares of its restricted common stock to David N. Nemelka for total cash consideration of $1,000.

     On March 8, 2001 the Company issued 20,000,000 shares of its restricted common stock to James R. Smith for total cash consideration of $20,000.


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

(b) No reports on From 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EtG Corporation

                                      By: /s/ James R. Smith
                                          --------------------------------------
                                              James R. Smith
                                      President and Principal Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                            Title                            Date
----------                            -----                            ----


 /s/ James R. Smith        President, Secretary,                  March 29, 2002
-------------------        Treasurer, Director
     James R. Smith        Principal Executive Officer
                           Principal Financial and
                           Accounting Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   Index to Consolidated Financial Statements
                                                                           Page
                                                                           ----


Report of independent accountants..........................................F-2

Consolidated balance sheet at December 31, 2001............................F-3

Consolidated statements of operations, for each of the two years ended
      December 31, 2001....................................................F-4

Consolidated statement of changes in shareholders' deficit
      for each of the two years ended December 31, 2001....................F-5

Consolidated statements of cash flows, for each of the two years ended
      December 31, 2001....................................................F-6

Notes to consolidated financial statements.................................F-7

To the Board of Directors and Shareholders
EtG Corporation and subsidiary



                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of EtG Corporation and subsidiary (the "Company) as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EtG Corporation and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered significant operating losses and at December 31, 2001 has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.









Cordovano and Harvey, P.C.
Denver, Colorado
March 29, 2002

                                EtG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001


                       ASSETS
Current assets:
      Cash...................................................         $  78,544
      Accounts receivable....................................            11,636
      Merchandise inventory, at lower of cost or market .....            11,325
                                                                      ---------
                            Total current assets ............           101,505

Equipment, at cost, net of accumulated
      depreciation of $5,157.................................             8,653

Intangible assets:
      Trademark, net of accumulated amortization
        of $928 (Note C).....................................               537
                                                                      ---------

                                                                      $ 110,695
                                                                      =========

          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Trade payables....................................         $  11,896
           Line of credit (Note D)...........................               341
           Notes payable, convertible into subsidiary
             common stock (Note E)...........................            40,000
           Notes payable shareholder (Note E)................           130,000
      Accrued interest on notes payable......................            15,649
                                                                      ---------
                            Total current liabilities .......           197,886
                                                                      ---------

Shareholders' deficit:
      Preferred stock, $0.001 par value;
           5,000,000 shares authorized,
           -0- issued and outstanding .......................              --
      Common stock, $0.001 par value,
           50,000,000 shares authorized,
           23,210,000 issued and outstanding ................            23,210
      Additional paid-in capital ............................           172,735
      Retained deficit.......................................          (283,136)
                                                                      ---------
                            Total shareholders' deficit .....           (87,191)
                                                                      ---------
                                                                      $ 110,695
                                                                      =========



          See accompanying notes to consolidated financial statements.



                                                  EtG CORORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              For the Years Ended
                                                                                   December 31,
                                                                      --------------------------------------
                                                                          2001                       2000
                                                                      ------------              ------------

Sales:
      Net product sales ..........................................    $     54,558              $     44,172
      Net service sales ..........................................    $     12,113              $     20,911
                                                                      ------------              ------------

      Total sales ................................................    $     66,671              $     65,083

Cost of net product sales ........................................          38,760                    26,336
                                                                      ------------              ------------

                                        Gross profit .............          27,911                    38,747
                                                                      ------------              ------------


Costs and expenses:
      General and administrative .................................         138,940                   128,631
                                                                      ------------              ------------

                                                                           138,940                   128,631
                                                                      ------------              ------------

                       Profit (Loss) from operations .............        (111,029)                  (89,884)

      Interest income ............................................             724                     1,269
      Interest (expense) .........................................          (7,223)                   (6,152)
                                                                      ------------              ------------

     Profit (Loss) before provision for income taxes .............        (117,528)                  (94,767)

Income taxes (Note F):
      Current ....................................................            --                        --
      Deferred ...................................................            --                        --
                                                                      ------------              ------------

                                   Net Income (loss) .............    $   (117,528)             $    (94,767)
                                                                      ============              ============


Net income (loss) per basic common share .........................    $      (0.01)             $      (0.03)
                                                                      ============              ============


Number of shares outstanding for purposes
      of computing net loss per basic and diluted share ..........      21,237,397                 3,166,712
                                                                      ============              ============




                               See accompanying ntoes to conosolidated financial statements

                                                          F-4






                                                                EtG CORPORATION
                                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT



                                       Preferred Stock                Common Stock          Additional
                               ---------------------------    --------------------------     Paid-In      Retained
                                   Shares         Amount          Shares        Amount       Capital       Deficit        Total
                               ------------   ------------    ------------    ----------    ----------   -----------   -----------

Balance,
   December 31, 1999                   --             --         3,010,000         3,010        14,690       (70,841)      (53,141)

Sale of common stock                   --             --           200,000           200       199,800          --         200,000
Offering costs incurred                --             --              --            --         (41,755)         --         (41,755)
Net loss for the year                                                 --            --            --         (94,767)      (94,767)
                               ------------   ------------    ------------    ----------    ----------    ----------    ----------
Balance,
   December 31, 2000                   --     $       --         3,210,000    $    3,210    $  172,735    $ (165,608)   $   10,337
                               ============   ============    ============    ==========    ==========    ==========    ==========

Sale of common stock                   --             --        20,000,000        20,000          --            --          20,000

Net loss for the year                  --             --              --            --            --        (117,528)     (117,528)
                               ------------   ------------    ------------    ----------    ----------    ----------    ----------
Balance,
   December 31, 2001                   --     $       --        23,210,000    $   23,210    $  172,735    $ (283,136)   $  (87,191)
                               ============   ============    ============    ==========    ==========    ==========    ==========




                                           See accompanying notes to consolidated financial statements





                                                EtG CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the Years Ended
                                                                                         December 31,
                                                                               --------------------------------
                                                                                 2001                   2000
                                                                               ---------              ---------
Cash flows from operating activities:
      Net loss ........................................................        $(117,528)             $ (94,767)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization ..............................            3,271                  1,338
           Contributed capital (Note B)  ..............................             --                     --
                                                                               ---------              ---------
                                                                                (114,257)               (93,429)
      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets .................................           (3,152)                (6,057)
           Accounts payable and accrued expenses ......................              360                  6,826
                                                                               ---------              ---------
                 Net cash flow (used in) operating activities .........         (117,049)               (92,660)
                                                                               ---------              ---------

Cash flows from investing activities:
      Purchase of equipment ...........................................          (10,672)                  --
      Payments for trademark (Note C) .................................             --                     --
                                                                               ---------              ---------
                 Net cash flow (used in) investing activities .........          (10,672)                  --
                                                                               ---------              ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock ..........................           20,000                200,000
      Offering costs incurred (Note F) ................................             --                   (2,197)
      Borrowings on credit card .......................................           (6,454)                 3,793
      Proceeds from demand notes payable (Note D) .....................          130,000                   --
      Repayment of demand notes payable (Note D) ......................             --                  (62,500)
                                                                               ---------              ---------
              Net cash flow provided by financing activities ..........          143,546                139,096
                                                                               ---------              ---------

Net change in cash ....................................................           15,825                 46,436

Cash at beginning of year .............................................           62,719                 16,283
                                                                               ---------              ---------

                                          Cash at end of year .........        $  78,544              $  62,719
                                                                               =========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ...................................................        $     623              $   4,078
                                                                               =========              =========

           Income taxes ...............................................        $    --                $    --
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

In order to finance its development stage operations, the Company issued interest bearing debt that is convertible into shares of its subsidiary's common stock and other short-term debt. The Company raised $200,000 during 2000 from the sale of common stock and retired $62,500 of the debt. The Company raised $20,000 and borrowed $130,000 in 2001 and at December 31, 2001, notes payable totaled $170,000. The Company has suffered significant operating losses since inception and at December 31, 2001 has a net capital deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company sold 200,000 shares of its common stock at a price of $1.00 per share in an IPO that was completed on April 2, 2000. The Company sold 20,000,000 shares of its common stock at a price of $0.001 per share in a private transaction that was completed on February 5, 2001. In order for the Company to complete implementation of its business plan and fund anticipated growth, the Company may require additional financing from outside sources. Management believes that the Company is not a viable candidate for commercial bank debt financing due to its lack of operating history and lack of tangible assets. There is no assurance that the Company will meet the objectives of its business plan or that it will be successful in obtaining additional financing.

Principles of consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of EtG Corporation and its wholly owned subsidiary, Enjoy the Game, Inc. All material intercompany transactions have been eliminated in consolidation.

Financial instruments and cash equivalents
------------------------------------------
The Company's financial instruments consist of cash, accounts receivable, and accounts payable, demand notes payable, and accrued liabilities. The carrying value of these financial instruments approximates fair value because of their short-term nature or because they bear interest at rates which approximate market rates. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Accounts receivable
-------------------
Management considers all accounts receivable collectible. Therefore, no allowance for doubtful accounts receivable is reflected in the accompanying financial statements.

Inventories
-----------
Inventories are stated at the lower of cost or market; cost being determined principally by the use of the average-cost method, which approximates the first-in, first-out method.

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
------------
The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the consolidated financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Equipment and depreciation
--------------------------
Equipment is stated at cost. Depreciation is computed over the estimated useful life of the assets using the straight-line method. During the years ended December 31, 2001 and 2000, the Company recorded depreciation expense of $2,978, and $1,046, respectively.

Earnings/(loss) per share
-------------------------
Basic earnings per share have been computed based on the weighted average of number of common shares outstanding. However, the Company has treated as outstanding for the entirety of all reporting periods, shares issued at substantially less than the public offering price of $1.00 per share pursuant to Securities and Exchange Commission policy.

Diluted earnings per share is not presented in the accompanying consolidated financial statements as there are no common stock equivalents outstanding that would result in dilution.

Advertising costs
-----------------
The Company expenses advertising costs as incurred. Advertising expense was $12,238 and $31,374 for the years ended December 31, 2001 and 2000, respectively.

Impairment of long-lived Assets
-------------------------------
The Company follows Statement of Financial Accounting Standards ("SFAS") No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires than an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows.

Revenue Recognition
-------------------
Revenue for product sales is recognized at the time the product is delivered and advertising revenue is earned as the advertisements are aired. Revenue from speaking engagements is recognized after the speech is delivered.

Recently issued accounting pronouncements
-----------------------------------------
The Company has adopted the following new accounting pronouncements for the year ended December 31, 1998. There was no effect on the consolidated financial statements presented from the adoption of the new pronouncements. SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans.

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B: Related party transactions

The Company was a home-based business until April 2001 when commercial office space was acquired. An officer of the Company contributed office and warehouse space at no charge prior to that time. In addition, the officer contributed his time and effort in the initial operations of the Company. During the years ended December 31, 2001 and 2000, the Company recorded compensation to officers totaling $63,000 and $28,000, respectively related to services performed.

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

Amortization expense totaled $293 and $293, respectively, for the years ended December 31, 2001 and 2000.

Note D: Line of credit

The Company has a $20,000 line of credit with a financial institution. The line carries a fixed annual percentage rate of interest of 15.4 percent. The line matures annually and requires a minimum payment that varies depending on the available credit ($10 at December 31, 2001). The line is unsecured and is guaranteed by the former president of the Company. The unused portion of the line of credit was $19,659 at December 31, 2001.

Note E: Notes payable

The Company issued promissory notes, due on demand, to certain investors in order to provide the Company with working capital during its development stage. However, certain of these promissory notes are convertible into a total of 2,496 shares of non-voting common stock of the subsidiary, EGI, at the rate of .0624 shares to the dollar. The notes are convertible beginning two years from the date of issuance, at the option of the holder. None of the notes have yet been converted and interest continues to accrue. In the event all of the notes are converted into non-voting common stock of EGI; the holders would own an aggregate of less than 20 percent of the common stock outstanding. In Octobner 2001, the Company issued a promissory note, due on demand, to a minority shareholder to provide the Company with additional working capital. Management has classified, as current, all interest accrued on the notes. Notes payable at December 31, 2001 follow on the next page:

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Convertible into shares of EGI non-voting common stock
--------------------------------------------------------------------------------
Note payable to individual, with interest due on June 1, 1999 and June 1, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI......................... $   5,000
Note payable to individual, with interest due on June 2, 1999 and June 2, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI.........................     5,000
Note payable to individual, with interest due on June 9, 1999 and June 9, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI.........................     5,000
Note payable to individual, with interest due on July 23, 1999 and July 23, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI.........................     5,000
Note payable to individual, with interest due on August 18, 1999
  and   August 18, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI.........................     5,000
Note payable to individual, with interest due on August 28, 1999
  and   August 28, 2000 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI.........................     5,000
Note payable to corporation, with interest due on May 2, 2000 and  May 2, 2001 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI.........................     5,000
Note payable to individual, with interest due on June 2, 2000 and  June 2, 2001 at 10 percent, unsecured, convertible into
  312 shares of Class "B" common stock of EGI.........................     5,000
                                                                       ---------
                              Total convertible notes payable          $  40,000
                                                                       =========
Note payable to individual shareholder with interest
  at 10 percent,  due on demand....................................... $ 130,000
                                                                       =========

                                 EtG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for years ended December 31, 2001 and 2000 follows:

                                                      For the Years Ended
                                                         December 31,
                                                   -----------------------
                                                    2000            1999
                                                   ------          -------
U.S. statutory federal rate...................     15.00%           15.00%
State income tax rate, net....................      5.31%            5.31%
Deferred offering costs.......................        -                -
Accumulated depreciation......................        -                -
Accumulated amortization......................        -                -
NOL for which no tax
benefit is currently available................    -20.31%          -20.31%
                                                  -------          -------
                                                    0.00%            0.00%
                                                  =======          =======

The benefit for income taxes from operations consisted of the following components at December 31, 2001: current tax benefit of $23,800 resulting from a net loss before income taxes, and deferred tax expense of $23,800 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses. The change in the valuation allowance for the years ended December 31, 2001 and 2000, were $23,800 and $19,200, respectively. Net operating loss carryforwards at December 31, 2001 will begin to expire in 2018. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note G: Shareholders' deficit

Preferred stock
---------------
The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights.

Initial public offering
-----------------------
The Company sold 200,000 shares of its $.001 par value common stock to the public at $1.00 per share. The offering was made on a "direct participation" basis and no sales commissions were paid. The Company's registration statement on Form SB-2 was declared "effective" by the Securities and Exchange Commission on February 2, 2000. The offering commenced on February 6, 2000 and was completed April 2, 2000. Legal, accounting, and printing costs incurred in connection with the above initial public offering were deferred until the offering was closed. Upon closing, the deferred offering costs were offset against the gross offering proceeds.

Sale of common stock
--------------------
The Company sold 20,000,000 shares of its $.001 par value common stock in a private transaction that was completed on February 5, 2001. Proceeds of this sale were $20,000.