Form 10QSB
period 2002-03-31
ETG CORP
filed 2002-05-22
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                                 March 31, 2002
                             Commission File Number
                                    333-86711

                                 EtG CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                              87-0567854
 -----------------------------                             --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification number)

                                1911G West 40Hwy
                              Blue Springs, Missouri                64015
                     --------------------------------------       --------
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

There were 23,210,000 shares of common stock $.001 par value outstanding as of April 30, 2002.

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



                                            EtG CORPORATION
                                      CONSOLIDATED BALANCE SHEET


                                                ASSETS
                                                                               March 31,  December 31,
                                                                                 2002         2001
                                                                              (Unaudited)
Current assets:

      Cash ...................................................... .........   $  33,880    $  78,544
      Accounts receivable .................................................       4,597       11,636
      Merchandise inventory, at lower of cost or market ...................      14,214       11,325
                                                                              ---------    ---------
                 Total current assets .....................................      52,691      101,505

Equipment, at cost, net of accumulated
      depreciation of $6,025 and $5,157 ...................................       7,785        8,653

Intangible assets:
      Trademark, net of accumulated amortization
        of $1,001 and $928 ................................................         464          537
                                                                              ---------    ---------

                                                                              $  60,940      110,695
                                                                              =========    =========

                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Trade payables .................................................   $  12,354       11,896
           Line of credit .................................................       2,488          341
           Notes payable, convertible into subsidiary
             common stock .................................................      40,000       40,000
           Notes payable, shareholder .....................................     128,000      130,000
           Accrued interest on notes payable ..............................      22,499       15,649
                                                                              ---------    ---------

                 Total current liabilities ................................     205,341      197,886

Shareholders' equity deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding .............................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 23,210,000
       and 23,210,000 issued and outstanding ..............................      23,210       23,210
      Additional paid-in capital ..........................................     172,735      172,735
      Retained deficit ....................................................    (340,346)    (283,136)
                                                                              ---------    ---------
                   Total shareholders' equity  (deficit) ..................    (144,401)     (87,191)
                                                                              ---------    ---------
                                                                              $  60,940      110,695
                                                                              =========    =========


                See accompanying notes to consolidated financial statements


                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                      For the Quarter Ended
                                                             March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

      Net product sales ......................    $     10,277     $      3,388
      Net service sales ......................           1,000             --
                                                  ------------     ------------
                  Total sales ................          11,277            3,388

      Cost of net product sales ..............           6,292            1,001
                                                  ------------     ------------
                  Gross profit ...............           4,985            2,387
                                                  ------------     ------------
Costs and expenses:
      General and administrative .............          58,063           34,609
                                                  ------------     ------------
                  Loss from operations .......         (53,078)         (32,222)

      Interest income ........................             118              230
      Interest (expense) .....................          (4,250)          (1,344)
                                                  ------------     ------------
                  Net loss ...................    $    (57,210)    $    (33,336)
                                                  ============     ============

Net loss per basic common share ..............    $      (0.00)    $      (0.00)
                                                  ============     ============

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................      23,210,000       15,232,222
                                                  ============     ============


           See accompanying notes to consolidated financial statements



                                    EtG CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               For the Quarters Ended
                                                                       March 31,
                                                               ----------------------

                                                                  2002        2001
                                                               ---------    ---------

Cash flows from operating activities:
      Net loss .............................................   $ (57,210)   $ (33,336)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ...................         941          335
                                                               ---------    ---------
                                                                 (56,269)     (33,001)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................       4,150        2,526
           Accounts payable and accrued expenses ...........       7,308       (3,318)
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (44,811)     (33,793)
                                                               ---------    ---------


Cash flows from financing activities:
      Proceeds from issuance of common stock ...............        --         20,000
      Offering costs incurred ..............................        --           --
      Borrowings on credit card ............................       2,147        2,067
      Repayment of demand notes payable ....................      (2,000)        --
                                                               ---------    ---------
              Net cash flow provided by financing activities         147       22,067
                                                               ---------    ---------

Net change in cash .........................................     (44,664)     (11,726)

Cash at beginning of period ................................      78,544       62,719
                                                               ---------    ---------

              Cash at end of period ........................   $  33,880    $  50,993
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $    --      $     144
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========


              See accompanying notes to consolidated financial statements

ETG CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

1.   Interim Reporting  - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2001.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     For the quarter ended March 31, 2002, the Company had revenues of $11,277 and cost of net product sales of $6,292 compared to revenues of $3,388 and cost of $1,001 for the quarter ended March 31, 2001. Operating expenses were $58,063, resulting in a loss from operations of $53,078, compared to operating expenses and a loss from operations of $34,609 and $32,222, respectively for the same quarter of the prior year. The continuing higher level of operating expenses is due to continued expanded operations and promotion activities.

Liquidity and Capital Resources.

     On March 31, 2002, the Company had $52,691 in current assets, including $33,880 in cash, and total current liabilities of $205,341, resulting in a net working capital deficit of $152,650 compared to a net working capital deficit of $4,453 at December 31, 2001. Net cash used in operating activities for the quarter ended March 31, 2002 was $44,811, compared to $33,793 for the quarter ended March 31, 2001. Net cash provided by financing activities for the quarter ended March 31, 2002 was $147. Proceeds of sales of common stock were $20,000 during the quarter ended March 31, 2001.

     In February of 2002, the Company sold 20,000,000 shares of common stock to an unrelated individual for $20,000. In March of 2000, the Company completed an offering of its common stock. Two hundred thousand shares were sold at a price of $1.00 per share, resulting in gross proceeds of $200,000 and net proceeds to the Company from the offering of approximately $158,000. In October 2002 the Company's subsidiary received a loan of $130,000 from the Company's founder. The Company used the net cash proceeds to expand its operations and believes it continues to have sufficient cash resources to execute its planned operations for the year ending December 31, 2002. The Company does not have any commitments for significant capital or operating expenditures above their current levels.

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

     None

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