Form 10QSB
period 2002-06-30
ETG CORP
filed 2002-08-14
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                                 June 30, 2002
                             Commission File Number
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

There were 23,210,000 shares of common stock $.001 par value outstanding as of July 30, 2002.

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



                                      EtG CORPORATION
                                CONSOLIDATED BALANCE SHEET


                                          ASSETS
                                                                     June 30,  December 31,
                                                                       2002        2001
                                                                    (Unaudited)
Current assets:

      Cash ......................................................   $  21,513    $  78,544
      Accounts receivable .......................................       1,340       11,636
      Merchandise inventory, at lower of cost or market .........      13,819       11,325
                                                                    ---------    ---------
                 Total current assets ...........................      36,672      101,505

Equipment, at cost, net of accumulated
      depreciation of $6,892 and $5,157 .........................       6,917        8,653

Intangible assets:
      Trademark, net of accumulated amortization
        of $1,075 and $928 ......................................         391          537
                                                                    ---------    ---------

                                                                    $  43,980      110,695
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Trade payables .......................................   $   9,105       11,896
           Line of credit .......................................       2,742          341
           Notes payable, convertible into subsidiary
             common stock .......................................      40,000       40,000
           Notes payable, shareholder ...........................     120,700      130,000
           Accrued interest on notes payable ....................      24,008       15,649
                                                                    ---------    ---------

                 Total current liabilities ......................     196,555      197,886

Shareholders' equity deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 23,210,000
       and 23,210,000 issued and outstanding ....................      23,210       23,210
      Additional paid-in capital ................................     172,735      172,735
      Retained deficit ..........................................    (348,520)    (283,136)
                                                                    ---------    ---------
                   Total shareholders' equity  (deficit) ........    (152,575)     (87,191)
                                                                    ---------    ---------
                                                                    $  43,980      110,695
                                                                    =========    =========


                See accompanying notes to consolidated financial statements


                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      For the Quarter Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

      Net product sales ......................    $      2,666     $      4,690
      Net service sales ......................          15,425            8,948
                                                  ------------     ------------
                  Total sales ................          18,091           13,638

      Cost of net product sales ..............           1,280            3,302
                                                  ------------     ------------
                  Gross profit ...............          16,811           10,336
                                                  ------------     ------------
Costs and expenses:
      General and administrative .............          20,916           24,972
                                                  ------------     ------------
                  Loss from operations .......          (4,105)         (14,636)

      Interest income ........................              40              201
      Interest (expense) .....................          (4,109)          (1,411)
                                                  ------------     ------------
                  Net loss ...................    $     (8,174)    $    (15,846)
                                                  ============     ============

Net loss per basic common share ..............    $      (0.00)    $      (0.00)
                                                  ============     ============

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................      23,210,000       23,210,000
                                                  ============     ============


           See accompanying notes to consolidated financial statements

                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      For the Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

      Net product sales ......................    $     12,943     $      8,077
      Net service sales ......................          16,425            8,948
                                                  ------------     ------------
                  Total sales ................          29,368           17,025

      Cost of net product sales ..............           7,572            4,303
                                                  ------------     ------------
                  Gross profit ...............          21,796           12,722
                                                  ------------     ------------
Costs and expenses:
      General and administrative .............          78,979           59,581
                                                  ------------     ------------
                  Loss from operations .......         (57,183)         (46,859)

      Interest income ........................             158              432
      Interest (expense) .....................          (8,359)          (2,755)
                                                  ------------     ------------
                  Net loss ...................    $    (65,384)    $    (49,182)
                                                  ============     ============

Net loss per basic common share ..............    $      (0.00)    $      (0.00)
                                                  ============     ============

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................      23,210,000       19,232,099
                                                  ============     ============


           See accompanying notes to consolidated financial statements



                                   EtG CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              For the Six Months Ended
                                                                        June 30,
                                                               ----------------------

                                                                  2002        2001
                                                               --------    --------

Cash flows from operating activities:

      Net loss .............................................   $(65,384)   $(49,182)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ...................      1,882       1,191
                                                               --------    --------
                                                                (63,502)    (47,991)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................      7,802         817
           Accounts payable and accrued expenses ...........      5,568        (163)
                                                               --------    --------
              Net cash flow (used in) operating activities .    (50,132)    (47,337)
                                                               --------    --------

Cash flows from investing activities:
      Purchase of equipment ................................       --        (6,252)
                                                               --------    --------
              Net cash flow (used in) investing activities .       --        (6,252)
                                                               --------    --------

Cash flows from financing activities:
      Proceeds from issuance of common stock ...............       --        20,000
      Offering costs incurred ..............................       --          --
      Borrowings on credit card ............................      2,401         (62)
      Repayment of demand notes payable ....................     (9,300)       --
                                                               --------    --------
              Net cash flow provided by (used in)
                 financing activities ......................     (6,899)     19,938
                                                               --------    --------

Net change in cash .........................................    (57,031)    (33,651)

Cash at beginning of period ................................     78,544      62,719
                                                               --------    --------

              Cash at end of period ........................   $ 21,513    $ 29,068
                                                               ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $   --      $    355
                                                               ========    ========
           Income taxes ....................................   $   --      $   --
                                                               ========    ========


              See accompanying notes to consolidated financial statements


ETG CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

1.   Interim Reporting  - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2001.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     For the quarter ended June 30, 2002, the Company had revenues of $18,091 and cost of net product sales of $1,280 compared to revenues of $13,638 and cost of $3,302 for the quarter ended June 30, 2001. Operating expenses were $20,916, resulting in a loss from operations of $4,105, compared to operating expenses and a loss from operations of $24,972 and $14,636, respectively for the same quarter of the prior year. The improved profitability is due to a higher level of revenue from service and licensing activities.

     For the six months ended June 30, 2002, the Company had revenues of $29,368 and cost of net product sales of $7,572 compared to revenues of $17,025 and cost of $4,303 for the six months ended June 30, 2001. Operating expenses were $78,979, resulting in a loss from operations of $57,183, compared to operating expenses and a loss from operations of $59,581 and $46,859, respectively for the same six months of the prior year. The higher level of operating expenses contributed to improved product mix and improved gross profit margins.

Liquidity and Capital Resources.

     On June 30, 2002, the Company had $36,672 in current assets, including $21,513 in cash, and total current liabilities of $196,555, resulting in a net working capital deficit of $159,883 compared to a net working capital deficit of $96,381 at December 31, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was $50,132, compared to $47,337 for the six months ended June 30, 2001. Net cash used in financing activities for the six months ended June 30, 2002 was $6,899 primarily to repay notes from officers. Proceeds of sales of common stock were $20,000 during the six months ended June 30, 2001.

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