Form 10QSB
period 2002-09-30
ETG CORP
filed 2002-11-19
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                               September 30, 2002
                             Commission File Number
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

There were 23,210,000 shares of common stock $.001 par value outstanding as of October 31, 2002.

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



                                      EtG CORPORATION
                                CONSOLIDATED BALANCE SHEET


                                          ASSETS
                                                                  September 30, December 31,
                                                                       2002        2001
                                                                    (Unaudited)
Current assets:

      Cash .....................................................    $  57,221    $  78,544
      Accounts receivable .......................................      43,975       11,636
      Merchandise inventory, at lower of cost or market .........       6,151       11,325
                                                                    ---------    ---------
                 Total current assets ...........................     107,347      101,505

Equipment, at cost, net of accumulated
      depreciation of $7,759 and $5,157 .........................       6,050        8,653

Intangible assets:
      Trademark, net of accumulated amortization
        of $1,148 and $928 ......................................         318          537
                                                                    ---------    ---------

                                                                    $ 113,715      110,695
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Trade payables .......................................   $  52,804       11,896
           Line of credit .......................................       3,754          341
           Notes payable, convertible into subsidiary
             common stock .......................................      40,000       40,000
           Notes payable, shareholder ...........................     115,700      130,000
           Accrued interest on notes payable ....................      27,901       15,649
                                                                    ---------    ---------

                 Total current liabilities ......................     240,159      197,886

Shareholders' equity deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 23,210,000
       and 23,210,000 issued and outstanding ....................      23,210       23,210
      Additional paid-in capital ................................     172,735      172,735
      Retained deficit ..........................................    (322,389)    (283,136)
                                                                    ---------    ---------
                   Total shareholders' equity  (deficit) ........    (126,444)     (87,191)
                                                                    ---------    ---------
                                                                    $ 113,715      110,695
                                                                    =========    =========


                See accompanying notes to consolidated financial statements

                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                     For the Three Months Ended
                                                             September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

      Net product sales ......................    $     65,656     $     27,668
      Net service sales ......................          28,510            2,797
                                                  ------------     ------------
                  Total sales ................          94,166           30,465

      Cost of net product sales ..............          42,078           19,568
                                                  ------------     ------------
                  Gross profit ...............          52,088           10,897
                                                  ------------     ------------
Costs and expenses:
      General and administrative .............          21,493           19,177
                                                  ------------     ------------
                  Income(Loss) from operations          30,595           (8,280)

      Interest income ........................              52               43
      Interest (expense) .....................          (4,516)          (1,377)
                                                  ------------     ------------
                  Net income(loss)............    $     26,131     $     (9,614)
                                                  ============     ============

Net loss per basic common share ..............    $      (0.00)    $      (0.00)
                                                  ============     ============

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................      23,210,000       23,210,000
                                                  ============     ============


           See accompanying notes to consolidated financial statements

                                 EtG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                      For the Nine Months Ended
                                                             September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

      Net product sales ......................    $     78,599     $     35,745
      Net service sales ......................          44,935           11,745
                                                  ------------     ------------
                  Total sales ................         123,534           47,490

      Cost of net product sales ..............          49,650           23,871
                                                  ------------     ------------
                  Gross profit ...............          73,884           23,619
                                                  ------------     ------------
Costs and expenses:
      General and administrative .............         100,472           78,758
                                                  ------------     ------------
                  Loss from operations .......         (26,588)         (55,139)

      Interest income ........................             210              475
      Interest (expense) .....................         (12,875)          (4,132)
                                                  ------------     ------------
                  Net loss ...................    $    (39,253)    $    (58,796)
                                                  ============     ============

Net loss per basic common share ..............    $      (0.00)    $      (0.00)
                                                  ============     ============

Number of shares outstanding for purposes
      of computing net loss per
      basic and diluted share ................      23,210,000       20,572,637
                                                  ============     ============


           See accompanying notes to consolidated financial statements



                                    EtG CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                             For the Nine Months Ended
                                                                      September 30,
                                                               ----------------------

                                                                  2002        2001
                                                               ---------    ---------

Cash flows from operating activities:

      Net loss .............................................   $ (39,253)   $ (58,796)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization ...................       2,822        2,046
                                                               ---------    ---------
                                                                 (36,431)     (56,750)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................     (27,165)      (2,571)
           Accounts payable and accrued expenses ...........      53,160         (610)
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (10,436)     (59,931)
                                                               ---------    ---------

Cash flows from investing activities:
      Purchase of equipment ................................        --         (6,252)
                                                               ---------    ---------
              Net cash flow (used in) investing activities .        --         (6,252)
                                                               ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock ...............        --         20,000
      Offering costs incurred ..............................        --           --
      Borrowings on credit card ............................       3,413          261
      Repayment of demand notes payable ....................     (14,300)        --
                                                               ---------    ---------
              Net cash flow provided by (used in)
                 financing activities                            (10,887)      20,261
                                                               ---------    ---------

Net change in cash .........................................     (21,323)     (45,922)

Cash at beginning of period ................................      78,544       62,719
                                                               ---------    ---------

              Cash at end of period ........................   $  57,221    $  16,797
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $    --      $     532
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========


              See accompanying notes to consolidated financial statements

ETG CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

1.   Interim Reporting  - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2001.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     For the quarter ended September 30, 2002, the Company had revenues of $94,166 and cost of net product sales of $42,078 compared to revenues of $30,465 and cost of $19,568 for the quarter ended September 30, 2001. Operating expenses were $21,493, resulting in net income from operations of $30,595, compared to operating expenses and a loss from operations of $20,916 and $8,280, respectively for the same quarter of the prior year. The improved profitability is due to a higher level of revenue from service and licensing activities.

     For the nine months ended September 30, 2002, the Company had revenues of $123,534 and cost of net product sales of $49,650 compared to revenues of $47,490 and cost of $23,871 for the nine months ended September 30, 2001. Operating expenses were $100,472, resulting in a loss from operations of $26,588, compared to operating expenses and a loss from operations of $78,758 and $55,139, respectively for the same nine months of the prior year. The higher level of operating expenses contributed to improved product mix and improved gross profit margins.

Liquidity and Capital Resources.

     On September 30, 2002, the Company had $107,347 in current assets, including $57,221 in cash, and total current liabilities of $240,159, resulting in a net working capital deficit of $132,812 compared to a net working capital deficit of $96,381 at December 31, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 was $10,436, compared to $59,931 for the nine months ended September 30, 2001. Net cash used in financing activities for the nine months ended September 30, 2002 was $10,887 primarily to repay notes from officers. Proceeds of sales of common stock were $20,000 during the nine months ended September 30, 2001.

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

Item 3. Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

                                            EtG CORPORATION

                                            By:  /s/  James R. Smith
                                               --------------------------------
                                                      James R. Smith
                                                      President and Principal
                                                      Executive Officer

Certifications

I, James R. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of EtG Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


                                            /s/  James R. Smith
                                            ----------------------------------
                                                 James R. Smith
                                                 Chief Executive and
                                                 Financial Officer