Form 10KSB
period 2002-12-31
AIMS WORLDWIDE INC
filed 2003-04-03
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2002

[   ]     Transition report under section 13 or 15(d) of the Securities Exchange
Act  of  1934
     For  the  transition  period  from  ___________________  to  ______________

                        Commission File Number 333-86711

                              AIMS WORLDWIDE, INC.
                  (Name of small business issuer in its charter)

                  NEVADA                                87-0567854
     (State or other jurisdiction of            (I.R.S. Employer I.D. No.)
      incorporation or organization)

                    10400 EATON PLACE #450 FAIRFAX, VA 22030
              (Address and Zip Code of principal executive offices)

Issuer's  telephone  number,  including  area  code:  703-621-3875

Securities  registered  pursuant  to  Section  12(b)  of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $41,118.

On December 31, 2002 the aggregate market value of the voting stock of AIMS Worldwide, Inc. held by non-affiliates was $358,800 based on the average bid and ask price for the registrant's common stock on that date as reported by the National Quotations Bureau. At December 31, 2002 there were approximately 1,560,000 free trading shares with an average value of $0.23 each.

At December 31, 2002 there were 13,310,000 shares of the issuer's $.001 par value common stock outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]

Documents  incorporated  by  reference:  none


                                           FORM 10-KSB
                                       AIMS WORLDWIDE, INC.
                                              INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            6

          Item 4.  Submission of Matters to a Vote of Security Holders                          6

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    7

          Item 7.  Financial Statements                                                         9

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  9

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                9

          Item 10.  Executive Compensation                                                     11

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             11

          Item 12.  Certain Relationships and Related Transactions                             12

          Item 13.  Exhibits and Reports on Form 8-K                                           13

          Item 14.  Controls and Procedures                                                    13

          Signatures                                                                           14

          Certifications                                                                       15

(Inapplicable  items  have  been  omitted)

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

GENERAL

We incorporated in the State of Nevada on March 7, 1996 under the name B & R Ventures, Inc. On March 28, 1999, we acquired all of the common stock of Enjoy The Game, Inc., a Missouri corporation, and changed our name to EtG Corporation. At that time we began operating as a media and merchandising company to promote the positive aspects of athletic competition. EtG Corporation conducted its operations through its subsidiary, Enjoy the Game, Inc., which had been incorporated in the state of Missouri on May 28, 1998. Enjoy the Game, Inc. failed to achieve profitable operations and on November 15, 2002, we sold the Subsidiary back to its president.

On  December  17,  2002,  we acquired AIMS Worldwide, Inc.  AIMS Worldwide, Inc.
incorporated in Nevada on October 7, 2002 as Accurate Integrated Marketing Solutions Worldwide, Inc. to act as the successor to AIMS Group, LLC which was organized in Virginia in November 2001. As a result of this acquisition, we changed our name to AIMS Worldwide, Inc.

Our principal executive offices are at 10400 Eaton Place, Suite 450, Fairfax, VA 22030. Our telephone number is (703) 621-3875.

OUR  BUSINESS

AIMS(TM) was organized to provide integrated marketing and media services to businesses. Our business model is to accelerate growth through carefully targeted acquisition of an array of media and marketing communications companies. Eventually, we hope to acquire additional media properties including a newspaper, television station and Internet/web content provider. These media properties will be utilized to create multimedia content that will be distributed to other media enabling them to outsource their news, sports, entertainment and business content to be more efficient and competitive.

We intend to improve the aim, reduce the cost of reach and focus the marketing proposition down to creating a "one-to-one" relationship with the customer. Thus, our company has been formed: Accurate Integrated Marketing Solutions ("AIMS"(TM)). This "one-to-one" relationship will be built using traditional as well as new media channels to focus the customer towards a personal online interactive relationship. In the AIMS(TM) paradigm marketing efforts will be judged on a standard based on Return On Marketing Investment ("ROMI"(TM)). We believe this plan is a solution to the paradox of declining mass market audiences coupled with increasing advertising costs, which integrates emerging technologies.

MARKETING  STRATEGY  AND  PROPOSED  PLAN  OF  OPERATION

Our founders are currently involved in testing these assumptions in cooperation with clients in the education and public policy sectors. Preliminary results indicate that the AIMS(TM) model can integrate marketing communications programs with existing channels of media distribution. We hope to implement our plan by creating innovative content designed to outsource news, sports, entertainment, business, health and home programming for radio, television, newspaper and online venues. All AIMS(TM) content is designed to foster one-to-one relationships and build consumer loyalty.

Although we believe AIMS(TM) can operate successfully without any acquisitions; the AIMS(TM) business model is to accelerate growth through carefully targeted acquisition of an array of media and marketing communications companies. Targeted initial platform acquisitions include a radio station and distribution network capable of providing content to any of America's more than 12,000 radio stations and a public relations firm based in New York City.

We intend that the media acquisition program will eventually add media properties including a newspaper, television station and Internet/web content provider. We anticipate that these media properties will create multimedia content that will be distributed to other media; enabling them to outsource their news, sports, entertainment and business content to be more efficient and competitive.

The stable of marketing companies we intend to acquire will eventually include an advertising agency, direct marketing agency, interactive agency, a strategic consulting firm and other marketing communications specialty firms. Eventually AIMS hopes to create a Public Relations based franchise company to expand the company's reach into over 160 American markets.

Our management has reviewed the marketing and media world to identify those early adapters who understand and are already culturally capable of embracing our paradigm. Almost 30 companies have been identified that are engaged in innovative ways of marketing or managing media based on a "one-to-one" model and who comprehend the importance of "ROMI(TM)."

Because of the content driven media marketing partnership, we anticipate that more of AIMS(TM) media will be income producing. Unlike a typical hour of broadcast time with 15% to 20% of commercial advertising availability, we expect AIMS(TM) broadcast hour will be 60% to 80% revenue generating. Unlike typical newspaper advertising to news rations of 40%/50%, we believe AIMS(TM) will make as much as 75% of each page revenue generating. Unlike traditional marketing communications companies that operate on commissions or hourly fees, AIMS intends to enter into comprehensive marketing partnerships that generate baseline fee-based revenue plus a participation in the success of marketing communications campaigns as judged by ROMI(TM).

TRADEMARKS

We hold common law trademarks on AIMS(TM) and ROMI(TM). We hope to register these trademarks in the coming year. AIMS(TM) is a unique doctrine, intellectual property, service, delivery system and corporate development method integrated into a what we believe is a powerful client/customer centric business model.

AIMS(TM)  is  an  audio-logical-acronym  for  Accurate  Integrated  Marketing
                                              -         -           -
Solutions. AIMS(TM) is a proprietary marketing service and delivery system designed to improve the aim, reduce the cost and lessen the reach to target a market on a "one-to-one" basis. We believe AIMS(TM) will achieve a client company's goals and objectives; maximizing the client's Return On Marketing Investment ("ROMI(TM)").

AIMS(TM) is a marketing system that is designed to vertically integrate horizontal services into a focused "one-to-one" marketing program/campaign. We believe this system can meet and exceed a client company's goals and objectives to expand their top line revenues, market and Customer Relationship Management ("CRM"(TM)) at lower cost than legacy advertising and marketing communications programs.

COMPETITION

Marketing and Media services in its various forms are one of the most competitive segments of business, commerce and enterprise management. With its recent introduction, changes and dynamics caused by new online/ interactive communication technologies to the traditional/offline communications mediums (broadcast, satellite cast, print, post and telephone) the marketing landscape has become one of the most complex competitive tapestries in the world.

Our internal research indicates that an estimated worldwide $3/4 trillion dollars is spent annually on the full range of marketing, marketing communications, marketing services and delivery systems this is a massive, diverse and fragmented service industry. As such, globally there can be little doubt as to the competition in the marketing services space in which the leading companies, agencies and firms are better established, positioned, branded, staffed and capitalized than our Company.

AIMS(TM) management has undertaken comprehensive industry research including evaluation of the full scope of marketing services including, but not limited to, advertising (Top 100), direct marketing (Top 20), sales promotion (Top 20), public relations (Top 20), market research (Top 25) and marketing support services (Top 200). Based on our analysis, AIMS(TM) believes that traditional media and marketing services do not offer the integrated solutions we hope to provide.

Based on our research, AIMS(TM) management believes that while the industry is intense and highly competitive, with advertising spending projected to be down 8% from the near record 12% growth in 2000 (impacting competitive market conditions) that there is, to the best of our competitive information, no similar marketing service, delivery system and corporate development model in place to create, penetrate and serve the "one-to-one" marketing services space.

REGULATION

Our business is not regulated by any governmental agency and approval from any governmental agency is not required for us to market or sell our products. However, some of the planned acquisitions will be subject to regulatory oversight. For example, the Federal Communications Commission would regulate the radio and television properties.

EMPLOYEES

We presently have seven employees. We plan to hire additional personnel on an as needed basis as our operations expend. At the date of this report we do not have any formal employment agreements in place.

ITEM  2.  DESCRIPTION  OF  PROPERTY

We currently lease offices in Fairfax, Virginia from the For Our Grandchildren Social Security Education Project at a cost of $2,667 per month. The lease agreement expires in October 2003. We also use office services, furniture and equipment provided by our co-tenant at a cost of approximately $8,750 per month. Our executive offices are located at 10400 Eaton Place, Suite 450, Fairfax, Virginia 22030.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any other current or pending legal proceedings involving AIMS Worldwide or our officers and directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

On December 17, 2002, our shareholders approved an Agreement and Plan of Reorganization between EtG Corporation and AIMS Worldwide, Inc. The Agreement and Plan of Reorganization was approved by written majority consent pursuant to Nevada Revised Statute 78.320 and Article II of our bylaws. Under the agreement, 10,000,000 restricted common shares of EtG were exchanged for 10,000 common shares of AIMS representing all the issued and oustanding stock of AIMS. As a result of this transaction, EtG acquired AIMS and the company's name was changed to AIMS Worldwide, Inc. The transaction was reported on form 8-K as filed with the Securities and Exchange Commission on January 3, 2003 and a copy of the Agreement and Plan of Reorganization was attached as an exhibit to the form 8-K. Total shares eligible to vote were 23,210,000. The number of votes cast and the matters approved are as follows:


ITEM:                    VOTES FOR   VOTES AGAINST  ABSTENTIONS  BROKER NON-VOTES

Approve Agreement and .  20,000,000            -0-          -0-               -0-
 Plan of Reorganization

Amend the Articles of .  20,000,000            -0-          -0-               -0-
 Incorporation changing
 the company's name to
AIMS Worldwide, Inc.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMWW. At December 31, 2002 there were 41 shareholders of record holding 13,310,000 shares of common stock. Of the issued and outstanding common stock, approximately 1,560,000 are free trading. The balance are restricted stock as that term is used in Rule 144. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. The following table shows the highs and lows of the closing bid and ask on the Company's stock for the previous two years.


                                    CLOSING  BID    CLOSING  ASK

2002                                HIGH     LOW    HIGH   LOW
Jan. 2 through March 28               .05     .05   None    None
April 1 through June 28               .05     .05   None    None
July 1 through September 30           .10     .05   2.25    2.25
October 1 through December 31         .51     .05   2.25     .75



2001
Jan 2 thru March 30                 .0625   .0625   None    None
April 1 thru June 28                .0625     .05   None    None
July 1 thru September 30              .05     .05   None    None
October 1 thru December 31            .05     .05   None    None

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

We have not paid or declared any dividends since inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES.

On December 17, 2002, we exchanged 10,000,000 shares of common stock for all of the issued and outstanding shares of AIMS Worldwide, Inc., a Nevada corporation. The transaction was a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986. The shares were issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933. The transaction did not involve any public offering and no commissions were paid on the transaction. The 10,000,000 shares were allocated as follows:

          Michael  Foudy  received  2,400,000  shares,

          Gerald  Garcia  Jr.  received  2,400,000  shares,

          Joseph  Vincent  received  2,400,000  shares,

          Denison  Smith  received  2,400,000  shares

          Max  Miller  received  400,000  shares.

We provided each investor full disclosure and audited financial statements. Each investor signed an investment representation stating he was aware of the restricted nature of the securities and all stock certificates are to be stamped with a restricted legend.

On February 5, 2001 we sold 20,000,000 shares of common stock to Mr. James R. Smith, our former president. Proceeds of this sale were $20,000. The shares were sold in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933. The transaction did not involve any public offering and no commissions were paid. As part of the December 17, 2002 Agreement and Plan of Reorganization between AIMS and ETG, Mr. Smith returned 19,900,000 of his shares to the Company. These shares were then cancelled.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The management's discussion and analysis should be read in conjunction with the audited financial statements appearing at the end of this report. The financial information for 2002 reflects the December 17, 2002 Agreement and Plan of Reorganization between AIMS and EtG Corporation. The financial information for 2001 is derived from the audited financial statements of our predecessor, EtG Corporation and subsidiary.

RESULTS  OF  OPERATIONS  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

We generated revenue from continuing operations of $41,118 in 2002. The majority of revenue was generated by sales to related parties. Total related party sales in 2002 were $31,718 representing 77% of all sales. Of these sales, $16,000 in sales derived from accounts with NewsNet and $11,000 in sales were to ATB Media. The remaining $4,718 in related party revenue was from the For Our Grandchildren Social Security Education Project, ("Education Project"). We also received $11,374 in expense reimbursements from the Education Project. Other revenue of $9,400 in 2002 was from sales to an unrelated client.

Costs and expenses for the year ended December 31, 2002 were $134,045. These expenses consisted of $40,734 in payments to related parties and $93,311 in other expenses. Related party expenses were largely attributable to rent paid to the Education Project and to offices support expenses paid to our co-tenant. The remaining expenses consisted mainly of general and administrative expenses. These expenses were primarily due to auditing costs, legal expenses and consulting fees relating to the merger between AIMS and ETG. As a result of the forgoing factors, we realized a net loss of $92,927 for fiscal 2002.

For the year ended December 31, 2001 our predecessor, EtG Corporation, had revenues of $66,671 from merchandising and sales. Costs of sales during 2001 were $38,760. Additional costs and expenses were $138,940, resulting in a loss from operations of $111,029 for fiscal 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002 total assets were $27,797 consisting of $101 in cash, $22,008 in accounts receivable, $534 in advances and $5334 in a security deposit. Total current liabilities at December 31, 2002 were $95,223 consisting of $93,017 in accounts payable and a bank overdraft of $2,206.

Assets of EtG Corporation at December 31, 2001 were $110,695. Current assets consisted of $78,554 in cash, $11,636 in accounts receivable and $11,325 in merchandise. EtG also had equipment valued at $8,653 and intangible trademark assets of $537. Liabilities at December 31, 2001 were $197, 886. The bulk of liabilities consisted of $170,000 in notes payable.

We are a relatively new company and have not yet implemented our business plan. Due to our lack of profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern. We do not have any long term capital commitments and we believe that our immediate needs can be met with cash on hand and through ongoing operations. However, we will require additional capital to pay our existing debts and to fully implement our business plan. We are currently negotiating to acquire other media providers and estimate that we will have to raise approximately $2,000,000 during the coming year for operating expenses and acquisition costs. We will also have ongoing legal and auditing expenses as well as office and lease expenses. If we cannot generate sufficient capital through ongoing operations, we will likely sell common stock, seek advances from officers or explore other debt financing strategies.

During the coming year we intend to continue implementing our business plan by seeking new customers for our existing products and services and by identifying other marketing and media companies for potential acquisition. We also intend to fully comply with our disclosure and reporting requirements as a public company. To demonstrate our commitment to operating in a fair and ethical manner, we have recently adopted a Corporate Code of Ethics that is attached as an exhibit to this report. Among other things, the Code of Ethics authorizes the establishment of an Audit Committee to oversee the effectiveness of our disclosure controls and procedures. At the date of this report, the members of the Audit Committee have not been named.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME                AGE                POSITIONS                SINCE

Gerald Garcia Jr..   58  President and Director                  2002

B. Joseph Vincent.   57  Secretary and Director                  2002

Dennison E. Smith.   59  Treasurer and Director                  2002

Michael Foudy. . .   51  Chairman and Director                   2002

George Moore . . .   54  Executive Vice President                2002

Gene DiPol . . . .   50  Sr. Vice Pres./Chief Creative Officer   2002

Patrick J. Summers   47  Chief Financial Officer                 2002

The following is a brief summary of the business experience of our officers and directors:

GERALD GARCIA JR., PRESIDENT AND DIRECTOR. Mr. Garcia has been President of AIMS since inception in October of 2002. In December of 2000, Mr. Garcia became Chief Operating Officer of Gregory Welteroth Advertising in Montoursville, Pennsylvania and has served as President of that company since June of 2001. Previously, Mr. Garcia was editor of the San Bernardino County Sun newspaper from September 1999 to May 2000 where he oversaw the transition of ownership from Gannett to Media News. From 1995 to 1999, Mr. Garcia served as President and CEO of Heartland Capital Corp. in McLean Virginia. Mr. Garcia has over 30 years experience in advertising and newspaper publishing and has worked in various capacities for several newspapers including the Houston Post, the Los Angeles Daily News, the Kansas City Star and the Knoxville Journal.

B. JOSEPH VINCENT, SECRETARY AND DIRECTOR. Mr. Vincent has been an officer and director of AIMS since inception on October 7, 2002. Since 1996, Mr. Vincent has been self employed as a business consultant and currently serves on the Boards of Directors of several companies including Integrated Power Group, Ltd., UCI Web Group, Inc., netVillage.com LLC and Neighborhood Marketing Institute.

DENISON E. SMITH, TREASURER AND DIRECTOR. Mr. Smith has been an officer and director of AIMS since inception on October 7, 2002. He is a graduate of the University of Colorado and the University of Idaho College of Law. In addition to practicing law, Mr. Smith has worked in consulting and investment banking since 1969. He currently serves as an officer and director of RCC Communications Consulting, LLC.

MICHAEL FOUDY, DIRECTOR AND CHAIRMAN. Mr. Foudy Graduated from the University of Arizona in 1973 and received his JD from the University of Arizona Law School in 1976. Mr. Foudy has been a member of the Board of Directors of AIMS since inception in October of 2002. Mr. Foudy has practiced law in Arizona since 1976 and is a principal founder and managing member of ATB Productions, LLC and the Heartland Group of Companies. Mr. Foudy currently serves on the boards of UCI Web Group Inc, a consolidator of Internet website design and marketing firms and ATB Media, Inc. Previously, Mr. Foudy hosted ATB's "America The Beautiful" nationally syndicated talk radio show from February 1995 until February 1997 and co-hosted "Newsmaker" which was syndicated to 119 radio stations by the United Broadcasting Network from September 1996 until March 1999. Mr. Foudy has been active in a variety of charitable and community organizations including the Tucson Free Clinic, Tucson Community Food Bank, Arizona Opera Company and Southwestern Film Consortium.

GEORGE MOORE, EXECUTIVE VICE PRESIDENT. Mr. Moore has been executive vice president of finance and administration of the company since its inception on October 7, 2002. Mr. Moore also serves as senior vice president of finance, planning and I.T./MIS (Management Information Systems) of Jewelry Repair Corporation, a nationwide jewelry and watch repair chain and franchise company. Prior, Mr. Moore was senior vice president of finance of AsheTruste Investment Holdings, Inc. and Businesship International Incorporated. From 1988 until 1991, Mr. Moore was Chief Financial Officer vice president of finance, administration and treasurer as well as director of QSR, Inc. A NASDAQ traded company, whose retail brands Miami Subs and Taco Viva are in the food service industry. Previously, Mr. Moore held a series of senior financial and planning positions with Burger King Corporation, including Corporate Director of Financial Planning and Reporting, and managed his own public practice in Miami. Mr. Moore is a Certified Public Accountant with a BS Degree in Accounting and a Masters in Business Administration (MBA) Accounting from Florida State University. In addition, Mr. Moore has additional studies at the Kellogg Business School at Northwestern University in mergers and acquisitions as well as investment analysis from the Wharton Business School of Finance at the University of Pennsylvania. Mr. Moore is a member of the American Institute of Certified Public Accountants and a former Captain in the United States Army.

GENE DIPOL, SENIOR VICE PRESIDENT AND CHIEF CREATIVE OFFICER. Mr. DiPol has been senior vice president and chief creative officer of the company since its inception. Mr. DiPol is the founder, president and creative director of DiPol and Staff, a graphic design studio located in Boca Raton, Florida. Prior to founding DiPol and Staff in 1979, Mr. DiPol served as the Design and Creative
Director at Visual Graphics Corporation, a designer, producer and marketer of advertising display type. Mr. DiPol is a graduate of the Pratt Institute, Brooklyn, New York and has had additional studies at Florida Atlantic University, Boca Raton, Florida.

PATRICK SUMMERS, CHIEF FINANCIAL OFFICER. Mr. Summers has been the Controller and Chief Financial Officer of AIMS since January of 2003. Since 1994, Mr. Summers has been self-employed as an independent consultant, focusing his practice on strategic planning and financial management. From 1998 to 2000 he was also the Controller and Chief Financial Officer of News USA, Inc., a privately owned public relations and publicity firm. Mr. Summers holds a Master of Science degree in Management from Louisiana State University in Baton Rouge where, during his senior year he was admitted to the campus honorary fraternities of Mortar Board and Omicron Delta Kappa. His undergraduate degree is in International Relations with an emphasis on systems theory.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

ITEM  10.  EXECUTIVE  COMPENSATION

We do not currently pay our officers or directors. Executive compensation for the previous three years is as follows:


                           SUMMARY COMPENSATION TABLE

                                                            OTHER ANNUAL
NAME AND PRINCIPAL POSITION    YEAR  SALARY ($)  BONUS ($)  COMPENSATION
James R. Smith. . . . . . . .  2002         -0-        -0-           -0-
  President, Secretary and. .  2001         -0-        -0-           -0-
  Treasurer . . . . . . . . .  2000         -0-        -0-           -0-
  April 2001-December 2002

William Stutz,. . . . . . . .  2002         -0-        -0-           -0-
  President and Treasurer and  2001      18,000        -0-           -0-
  November 1998- April 2001 .  2000         -0-        -0-           -0-

Valerie M. Stutz. . . . . . .  2002         -0-        -0-           -0-
  Secretary and Director. . .  2001      36,000        -0-           -0-
  November 1998-April 2001. .  2000      28,000        -0-           -0-

We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2002, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 13,310,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS                     TITLE OF CLASS   NUMBER OF SHARES   % OF SHARES
                                                     BENEFICIALLY OWNED

Gerald Garcia Jr., (1). . . . . . .  Common                   2,400,000          18 %
600 S. Deer Lake Dr. West
Carbondale, DE 62901

B. Joseph Vincent (1) . . . . . . .  Common                   2,400,000           18%
1064 High Rock Rd
Raychimes, VA 24472

Denison E. Smith (1). . . . . . . .  Common                   2,400,000           18%
3421 Norwalk Ct.
Manassas, VA 20112



Michael Foudy (1)(2). . . . . . . .  Common                   2,400,000           18%
10400 Eaton Place, Suite 450
Fairfax, VA 22030

Max E. Miller (3) . . . . . . . . .  Common                   2,150,000         16.2%
9746 South Park Circle
Fairfax Station, VA 22039

George Moore (4). . . . . . . . . .  Common                           0            0%
10400 Eaton Place, Suite 450
Fairfax, VA 22030

Gene DiPol (4). . . . . . . . . . .  Common                           0            0%
10400 Eaton Place, Suite 450
Fairfax, VA 22030

Patrick Summers (4) . . . . . . . .  Common                           0            0%
10400 Eaton Place, Suite 450
Fairfax, VA 22030

Officers and Directors as a group:.  Common                   9,600,000          72 %
7 people

     (1)  Executive  Officer  and  Director
     (2) Mr. Foudy's shares are held by Gramercy Investments, LLC. Mr Foudy is owner of Gramercy Investments, LLC.
     (3) 1,750,000 of Mr. Miller's shares are held by Media Partners, LLC. Mr. Miller is the managing member of Media Partners, LLC.
     (4)  Executive  Officer

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Our chairman and director, Michael Foudy, and our treasurer and director, Dennison Smith, are members of the management committee of the For Our Grandchildren Social Security Education Project. ("Education Project"). We have an agreement to provide marketing and communications services for the Education Project through December 31, 2003. Revenue from sales to the
Education Project in 2002 was $4,718. We also sublease office space from the Education Project at a cost of $2,667 per month. The lease agreement expires in October 2003.

Two of our clients, ATB Media and Newsnet, are managed or controlled by Michael Foudy. Sales to these clients accounted for $27,000 representing 66 percent of our total revenue in 2002. Sales to Newsnet were $16,000 in 2002 and sales to ATB Media were $11,000.

Our officers and directors have provided management, organizational efforts and client services without compensation. The value of these services was determined by the board of directors in good faith at $25,400 and has been noted in our financial statements as Additional Paid In Capital to acknowledge this effort.

We have a license agreement with GMMJ General Partnership. The constituent partners of GMMJ are B. Joseph Vincent, Gerald Garcia Jr., Max Miller and Michael Foudy. Under the agreement, we will pay an initial fee of $1,500 and a royalty of one percent of revenue for the use of any business methods, processes and intellectual property developed by GMMJ. Messrs Vincent, Garcia and Foudy are officers and directors of AIMS. Mr. Miller is an affiliate by shareholdings.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer pursuant to  Attached
                 Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Financial Officer pursuant to  Attached
                 Section 906 of the Sarbanes-Oxley Act of 2002

          99.3  AIMS Worldwide, Inc. Corporate Code of Ethics. . . .  Attached

REPORTS  ON  FORM  8-K:

Subsequent to the date of this report, the Company filed the following reports on Form 8-K with the Securities and Exchange Commission reporting the December 17, 2002 Agreement and Plan of Reorganization between AIMS and EtG Corporation.


TITLE OF REPORT  DATE OF REPORT    ITEMS REPORTED

8-K              January 3, 2002   Item 1. Change in Control of Company
                                   Item 2. Acquisition of Assets

8-K/A            January 8, 2003   Item 1. Change in Control of Company
                                   Item 2. Acquisition of Assets

8-K/A            March 31, 2003.   Item 7. Financial Statements

ITEM  14.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AIMS  WORLDWIDE,  INC.


Date:  April  1,  2003             /s/  Gerald  Garcia  Jr.
                                   -------------------------
                                   Gerald  Garcia  Jr.
                                   Chief  Executive  Officer



Date:  April  1,  2003             /s/Patrick  J.  Summers
                                   -------------------------
                                   Patrick  J.  Summers
                                   Chief  Financial  Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April  1,  2003             /s/Gerald  Garcia  Jr.
                                   -----------------------
                                   Gerald  Garcia  Jr.
                                   Director



Date:  April  3,  2003             /s/Denison  E.  Smith
                                   ----------------------
                                   Denison  E.  Smith
                                   Director



Date:  April  1,  2003             /s/  B.  Joseph  Vincent
                                   -------------------------
                                   B.  Joseph  Vincent
                                   Director



Date:  April  1,  2003            /s/Michael  Foudy
                                  -------------------
                                  Michael  Foudy
                                  Director

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald Garcia Jr., the Chief Executive Officer of AIMS Worldwide, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April  1,  2003                    /s/  Gerald  Garcia  Jr.
                                   --------------------------
                                   Gerald  Garcia  Jr.
                                   Chief  Executive  Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick J. Summers, the Chief Financial Officer of AIMS Worldwide, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April  1,  2003                    /s/Patrick  J.  Summers
                                   -------------------------
                                   Patrick  J.  Summers
                                   Chief  Financial  Officer


                               FINANCIAL STATEMENTS
                               AIMS WORLDWIDE, INC.
        (FORMERLY ACCURATE INTEGRATED MARKETING SOLUTIONS WORLDWIDE, INC.)
                          (A DEVELOPMENT-STAGE COMPANY)


                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .  F-2

Balance sheet at December 31, 2002 . . . . . . . . . . . . . . . . . .  F-3

Statement of operations for the year ended December 31, 2002 . . . . .  F-4

Statement of members' capital/shareholders' deficit for the year ended
December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Statement of cash flows for the year ended December 31, 2002 . . . . .  F-6

Notes to financial statements. . . . . . . . . . . . . . . . . . . . .  F-7

To  the  Board  of  Directors  and  Shareholders
AIMS  Worldwide,  Inc.
(Formerly Accurate Integrated Marketing Solutions Worldwide, Inc.)

INDEPENDENT  AUDITORS'  REPORT

We have audited the accompanying balance sheet of AIMS Worldwide, Inc., (formerly Accurate Integrated Marketing Solutions Worldwide, Inc.) (a development stage company) (the "Company") as of December 31, 2002, and the related statements of operations, members' capital/shareholders' deficit, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIMS Worldwide, Inc as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency at December 31, 2002 that raises substantial doubt about its ability to continue as to going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Cordovano  and  Harvey,  P.C.
---------------------------------
Denver,  Colorado
March  15,  2003


                              AIMS WORLDWIDE, INC.
       (FORMERLY ACCURATE INTEGRATED MARKETING SOLUTIONS WORLDWIDE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2002


ASSETS

CURRENT ASSETS:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $    101
    Accounts receivable. . . . . . . . . . . . . . . . . . .    22,008
    Employee advances. . . . . . . . . . . . . . . . . . . .       354
    Security deposit . . . . . . . . . . . . . . . . . . . .     5,334
                                                             ----------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .    27,797
                                                             ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $ 27,797
                                                             ==========


LIABILITIES AND MEMBERS' CAPITAL/ SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $ 93,017
    Bank Overdraft . . . . . . . . . . . . . . . . . . . . .     2,206
                                                             ----------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .    95,223
                                                             ----------

MEMBERS' CAPITAL/SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding . . . . .         -
    Common stock, $.001 par value, 50,000,000 shares
        authorized, 13,310,000 shares issued and outstanding    13,310
    Additional paid-in capital . . . . . . . . . . . . . . .    12,191
    Deficit accumulated during development stage . . . . . .   (92,927)
                                                             ----------

TOTAL MEMBERS' CAPITAL/SHAREHOLDERS' DEFICIT . . . . . . . .   (67,426)

TOTAL LIABILITIES AND MEMBERS' CAPITAL/SHAREHOLDERS' DEFICIT  $ 27,797
                                                             ==========


                 See accompanying notes to financial statements


                  AIMS WORLDWIDE, INC.
       (FORMERLY ACCURATE INTEGRATED MARKETING
                SOLUTIONS WORLDWIDE, INC.)
             (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF OPERATIONS
            For the Year Ended December 31, 2002


 REVENUE
     RELATED PARTIES . . . . . . . . .  $    31,718
     OTHERS. . . . . . . . . . . . . .        9,400
                                        ------------
                                             41,118


 COSTS AND EXPENSES
     RELATED PARTIES . . . . . . . . .       44,895
     OTHERS. . . . . . . . . . . . . .       89,150
                                        ------------
                                            134,045


 LOSS BEFORE PROVISION FOR INCOME TAXES     (92,927)

 INCOME TAXES . . . . . . . . . .  . .            -
                                        ------------

 NET LOSS . . . . . . . .. . . . . . .  $   (92,927)
                                        ============

 BASIC AND DILUTED LOSS PER SHARE .. .  $     (0.01)
                                        ============

 WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING. . . . . . . .   10,099,753
                                        ============


                 See accompanying notes to financial statements



                                                     AIMS WORLDWIDE, INC.
                              (FORMERLY ACCURATE INTEGRATED MARKETING SOLUTIONS WORLDWIDE, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)


                                      STATEMENT OF MEMBERS' CAPITAL/SHAREHOLDERS' DEFICIT
                                             For the Year Ended December 31, 2002
                                             ------------------------------------


                                                                                                            Deficit
                                                                                                           Accumulated
                             LLC                                                               Additional   During
                           Members            Preferred Stock             Common Stock          Paid-in    Development
                           Capital       Shares          Amount        Shares       Amount      Capital     Stage         Total
                          ---------  ---------------  -------------  ----------  ------------  ----------  ------------  ----------
Balance,
December 31, 2001. . . .  $      -                 -  $           -           -  $          -  $      -     $      -     $      -


Services contributed by
 members . . . . . . . .    25,400                 -              -           -             -         -            -       25,400

Loss prior to. . . . . .         -
reorganization . . . . .         -                 -              -           -             -         -      (25,400)     (25,400)


Common stock issued in
 reorganization from
LLC to corporation,
October 7, 2002


                           (25,400)                -              -  10,000,000        10,000    15,400            -            -

Common stock issued in
corporate reorganization
 December 20, 2002

                                 -                 -              -   3,310,000         3,310    (3,209)           -          101

Loss subsequent to
reorganization . . . . .         -                 -              -           -             -         -      (67,527)     (67,527)
                          ---------  ---------------  -------------  ----------  ------------  ----------  ------------  ----------

Balance,
 December 31, 2002 . . .  $      -                 -  $           -  13,310,000  $     13,310  $ 12,191     $(92,927)    $(67,426)
                          =========  ===============  =============  ==========  ============  ==========  ============  ==========


                 See accompanying notes to financial statements


                              AIMS WORLDWIDE, INC.
       (FORMERLY ACCURATE INTEGRATED MARKETING SOLUTIONS WORLDWIDE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2002



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(92,927)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Services contributed by members/shareholders .    25,400
                                                     ---------
                                                      (67,527)

Changes in current assets and liabilities:
     Accounts receivable and other current assets .   (27,696)
     Accounts payable and other current liabilities    95,223
                                                     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . .         -
                                                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in reorganization . . . . . . . . .       101
                                                     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . .       101
                                                     ---------

NET INCREASE IN CASH. . . . . . . . . . . . . . . .       101

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . .         -
                                                     ---------

CASH, END OF PERIOD . . . . . . . . . . . . . . . .  $    101
                                                     =========

CASH PAID DURING THE PERIOD FOR:
  Interest. . . . . . . . . . . . . . . . . . . . .  $      -
                                                     =========
  Income Taxes. . . . . . . . . . . . . . . . . . .  $      -
                                                     =========


                 See accompanying notes to financial statements

                              AIMS WORLDWIDE, INC.
       (FORMERLY ACCURATE INTEGRATED MARKETING SOLUTIONS WORLDWIDE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1:  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

Background

Effective December 17, 2002, Accurate Integrated Marketing Solutions Worldwide, Inc. ("AIMSWI") merged with ETG Corporation ("ETG") which was incorporated in the state of Nevada on March 13, 1996. Subsequent to the merger, ETG changed its name to AIMS Worldwide, Inc. (the "Company") (See Note 5).

ETG conducted its operations through its subsidiary, Enjoy the Game, Inc. (the "Subsidiary"), which had been incorporated in the state of Missouri on May 28, 1998. The Subsidiary started up a sports media and merchandising business that promotes the positive aspects of athletic competition. In 1999, ETG filed a Form SB-2 registration statement with the Securities and Exchange Commission relating to the registration of up to 200,000 shares of common stock at a price of $1.00 per share. ETG closed the offering in April 2000 and realized approximately $158,250 in proceeds from the public offering, net of related offering costs. The Subsidiary's sports media and merchandising business failed to achieve profitable operations and on November 15, 2002, ETG sold the Subsidiary back to its president.

Description  of  Operations

AIMS Worldwide, Inc. (the "Company") is a start up Company that provides integrated marketing and media services to businesses. It was incorporated in Nevada on October 7, 2002 to act as the successor to AIMS Group, LLC (the "LLC") which was organized in Virginia in November 2001 but had no activity until January 1, 2002. Effective October 7, 2002, the LLC reorganized and the existing members exchanged 100 percent of their membership interests in the LLC for an aggregate of 10,000,000 common shares of the Company. This transaction was a reorganization of companies under common control, and accordingly, it was accounted for at historical cost.

Basis  of  Presentation

The Company has suffered significant operating losses since inception and at December 31, 2002 has a net capital deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company is not a viable candidate for commercial bank debt financing due to its lack of operating history and lack of tangible assets. In order for the Company to complete implementation of its business plan and fund anticipated growth, management plans to offer privately 2,000,000 shares of the Company's common stock for $1.00 per share to accredited investors. There is no assurance that the Company will meet the objectives of its business plan or that it will be successful in obtaining additional financing.

The Company is classified as a development stage enterprise in accordance with Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises ("SFAS No. 7")

                              AIMS WORLDWIDE, INC.
       (FORMERLY ACCURATE INTEGRATED MARKETING SOLUTIONS WORLDWIDE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Financial  instruments  and  cash  equivalents
----------------------------------------------

The Company's financial instruments consist of cash, receivables, and accounts payable. The carrying value of these financial instruments approximates fair value because of their short-term nature or because they bear interest at rates which approximate market rates. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.

Use  of  estimates
------------------

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

Income  Taxes
-------------

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

Earnings/(loss)  per  share
---------------------------

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At December 31, 2002, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Revenue  Recognition
--------------------

Revenue is recognized at the time related services are performed or product is delivered.

                              AIMS WORLDWIDE, INC.
       (FORMERLY ACCURATE INTEGRATED MARKETING SOLUTIONS WORLDWIDE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  2:  RELATED  PARTY  TRANSACTIONS

The Company has received services contributed by members/shareholders without compensation both for management and organizational efforts and client service efforts. The value of these services was determined by the board of directors in good faith at $25,400 and has been included in expense and recorded as Additional Paid In Capital to acknowledge this effort.

The Company has recorded $27,000 in revenue from companies with common shareholders and management, representing 66 percent of total revenue. In addition, the Company has recorded $4,718 in revenue and received $11,374 in expense reimbursements from an organization that the Company is managing under a cost plus fee arrangement, representing 11percent of total revenue.

The Company subleases office space from the organization that it is managing at a cost of $2,667 per month under an agreement that runs through October 2003. The Company obtains office support, equipment and services under cost sharing agreements with this organization and an unrelated Company with which it shares subleased office space accrued at a total monthly cost of $8,750.

The Company has a license agreement with a partnership that includes Company officers and shareholders under which it will pay an initial fee of $1,500 and a royalty of one percent of revenue for the use of business methods, processes and intellectual property developed by the constituent partners, including the "Accurate Integrated Marketing Solutions" business services model and related trade secret systems and processes, URLs, logos and trade names.

NOTE  3:  CONCENTRATION  OF  CUSTOMERS

The Company has recorded revenue from four sources during its initial period of operations. Revenues totaling $27,000 or 66 percent were recorded from two companies with common shareholders and management. Revenues totaling $4,718 or 11 percent were recorded from an organization supporting a project that is managed by the Company. Revenues totaling $9,400 or 23 percent were recorded from a fourth Company that is not a related party.

At December 31, 2002, accounts receivable included $10,000 or 45 percent due from one of the two companies with common shareholders and management and $11,091 or 55 percent in expense reimbursements due from the organization supporting a project that is managed by the Company.

NOTE  4:  INCOME  TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the period from
October  7,  2002  through  December  31,  2002  follows:



U.S. statutory federal rate . . . . . . 15.00%
State income tax rate, net . . . . . . . 5.31%
NOL for which no tax
    Benefit is currently available . . -20.31%
                                       -------
                                         0.00%
                                       =======

                              AIMS WORLDWIDE, INC.
       (FORMERLY ACCURATE INTEGRATED MARKETING SOLUTIONS WORLDWIDE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  4:  INCOME  TAXES  (CONT.)

The benefit for income taxes from operations consisted of the following components at December 31, 2002: current tax benefit of $59,000 resulting from a net loss before income taxes, and deferred tax expense of $59,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The change in the valuation allowance for the year ended December 31, 2002 was $19,000. Net operating loss carryforwards at December 31, 2002 will expire in 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Because the Company underwent an ownership change in 2002, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses. The Company was not subject to income tax and no taxable income or net operating loss was generated during the term that the Company operated as a limited liability company, January 1, 2002 through October 6, 2002.

NOTE  5:  SHAREHOLDERS'  DEFICIT

Preferred  stock
----------------

The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights.

NOTE  6:  ACQUISITION  AND  MERGER

On November 12, 2002, the shareholders of AIMSWI agreed to exchange 100 percent of their common shares for a total of 10,000,000 shares of the common stock of ETG. On December 17, 2002, the two companies merged. This acquisition has been treated as a recapitalization of AIMSWI, with ETG the legal surviving entity. Since ETG had, prior to the recapitalization, minimal assets (consisting of a small amount of cash) and no operations, the recapitalization has been accounted for as the sale of 3,310,000 shares of AIMSWI common stock for the net assets of ETG. Costs of the transaction have been charged to the period. The recapitalization took place on December 17, 2002, however the financial statements have been prepared as if the recapitalization took place on December 31, 2002.