Form 10QSB
period 2003-03-31
AIMS WORLDWIDE INC
filed 2003-05-15
CIK 1094363

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-86711

                              AIMS WORLDWIDE, INC.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                 87-0567854
     (State or other jurisdiction of         (IRS  Employer Identification No.)
      incorporation or organization)

                    10400 EATON PLACE #450 FAIRFAX, VA 22030
                    (Address of principal executive offices)

                                  703-621-3875
                           (Issuer's telephone number)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 13,310,000 shares of common stock, par value $0.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                              AIMS WORLDWIDE, INC.
                          (A Development Stage Company)
                                      INDEX

                                                                                    Page
PART I..  Financial Information

          Item 1.  Financial Statements                                                3

          Balance Sheet, March 31, 2003 (Unaudited) and December 31, 2002              4

          Statements of Operations (Unaudited) - three months ended March 31,
          2003 and 2002 and January 1, 2002 (inception) through March 31, 2003         5

          Statements of Cash Flows (Unaudited) - three months ended March 31,
          2003 and 2002 and January 1, 2002 (inception) through March 31, 2003.        6

          Notes to condensed financial statements (Unaudited)                          7

          Item 2.  Management's Discussion and Analysis of Financial Condition or
          Plan of Operation                                                            9

          Item 3.  Controls and Procedures                                            11

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                          11

          Item 5.  Subsequent Events and Related Party Transactions                   11

          Item 6.  Exhibits and Reports on Form 8-K                                   12

          Signatures                                                                  13

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.



                 AIMS WORLDWIDE, INC. (FORMERLY ETG CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)


                                                               March 31,
                                                                 2003

                                     ASSETS
-------------------------------------------------------------------------

CURRENT ASSETS:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $    4,301
    Accounts receivable. . . . . . . . . . . . . . . . . . .      22,890
    Security deposit . . . . . . . . . . . . . . . . . . . .       5,334
                                                             ------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .      32,525
                                                             ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $   32,525
                                                             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $  161,538
    Loan from shareholder. . . . . . . . . . . . . . . . . .      30,000
                                                             ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .     191,538
                                                             ------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding . . . . .           -
    Common stock, $.001 par value, 50,000,000 shares
        authorized, 13,310,000 shares issued and outstanding      13,310
    Additional paid-in capital . . . . . . . . . . . . . . .      12,191
    Deficit accumulated during development stage . . . . . .    (184,514)
                                                             ------------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . .    (159,013)
                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . .  $   32,525
                                                             ============

See  accompanying  notes  to  financial  statements



                    AIMS WORLDWIDE, INC. (FORMERLY ETG CORPORATION)
                             (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS (UNAUDITED)


                                         Three Months    Three Months    Period from
                                            Ended           Ended        Inception to
                                          March 31,       March 31,       March 31,
                                             2003            2002            2003
                                        --------------  --------------  --------------

REVENUE
      Related Parties. . . . . . . . .  $      41,175   $           -   $      72,893
      Others . . . . . . . . . . . . .              -          11,277           9,400
                                        --------------  --------------  --------------
                                               41,175          11,277          82,293


 COST OF SALES . . . . . . . . . . . .              -           6,292               -
                                        --------------  --------------  --------------
       GROSS PROFIT. . . . . . . . . .         41,175           4,985          82,293


GENERAL AND ADMINISTRATIVE EXPENSES
     Related Parties . . . . . . . . .         34,251               -          79,146
     Others. . . . . . . . . . . . . .         98,511          58,063         187,661
                                        --------------  --------------  --------------
                                              132,762          58,063         266,807
                                        --------------  --------------  --------------
LOSS FROM OPERATIONS . . . . . . . . .        (91,587)        (53,078)       (184,514)


INTEREST EXPENSE, NET. . . . . . . . .              -          (4,132)              -
                                        --------------  --------------  --------------

LOSS BEFORE PROVISION FOR INCOME TAXES        (91,587)        (57,210)       (184,514)

INCOME TAXES . . . . . . . . . . . . .              -               -               -
                                        --------------  --------------  --------------

NET LOSS . . . . . . . . . . . . . . .  $     (91,587)  $     (57,210)  $    (184,514)
                                        ==============  ==============  ==============

BASIC AND DILUTED LOSS PER SHARE . . .  $       (0.01)  $       (0.00)
                                        ==============  ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING. . . . . . . . .     13,310,000      23,210,000
                                        ==============  ==============

See  accompanying  notes  to  financial  statements



                          AIMS WORLDWIDE, INC. (FORMERLY ETG CORPORATION)
                                   (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Three Months    Three Months    Period from
                                                         Ended           Ended        Inception to
                                                       March 31,       March 31,       March 31,
                                                          2003            2002            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . .  $     (91,587)  $     (57,210)  $    (184,514)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization. . . . . . . . .              -             941               -
     Services contributed by members/shareholders .              -               -          25,400
                                                     --------------  --------------  --------------
                                                           (91,587)        (56,269)       (159,114)


Changes in current assets and liabilities:
     Accounts receivable and other current assets .           (528)          4,150         (28,224)
     Accounts payable and other current liabilities         66,315           7,308         161,538
                                                     --------------  --------------  --------------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . .        (25,800)        (44,811)        (25,800)
                                                     --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in reorganization . . . . . . . . .              -               -             101
                                                     --------------  --------------  --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . .              -               -             101
                                                     --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of demand notes, net . . . . . . . . . .              -             147               -
  Proceeds of loan from shareholder . . . . . . . .         30,000               -          30,000
                                                     --------------  --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . .         30,000             147          30,000
                                                     --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . .          4,200         (44,664)          4,301

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . .            101          78,544               -
                                                     --------------  --------------  --------------

CASH, END OF PERIOD . . . . . . . . . . . . . . . .  $       4,301   $      33,880   $       4,301
                                                     ==============  ==============  ==============

CASH PAID DURING THE PERIOD FOR:
  Interest. . . . . . . . . . . . . . . . . . . . .  $           -   $           -   $           -
                                                     ==============  ==============  ==============

  Income Taxes. . . . . . . . . . . . . . . . . . .  $           -   $           -   $           -
                                                     ==============  ==============  ==============


                 AIMS WORLDWIDE, INC. (FORMERLY ETG CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003

NOTE  A:  BASIS  OF  PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2002, as filed in its annual report on Form 10KSB filed April 1, 2003, and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on January 1, 2002 to provide integrated marketing and media services to businesses.

The company was incorporated in Nevada on October 7, 2002 (as Accurate Integrated Marketing Solutions Worldwide, Inc.) to act as the successor to AIMS Group, LLC (the "LLC") which was organized in Virginia in November 2001 but had no activity until January 1, 2002. Effective October 7, 2002, the LLC reorganized and the existing members exchanged 100 percent of their membership interests in the LLC for an aggregate of 10,000,000 common shares of the Company. This transaction was a reorganization of companies under common control, and accordingly, it was accounted for at historical cost.

Effective December 17, 2002, Accurate Integrated Marketing Solutions Worldwide, Inc. ("AIMSWI") merged with ETG Corporation ("ETG"), which had been incorporated in the state of Nevada on March 13, 1996 under the name "B & R Ventures, Inc.". Subsequent to the merger, ETG changed its name to AIMS Worldwide, Inc. (the "Company"). ETG had operated a sports media and merchandising business that promoted the positive aspects of athletic competition. This business failed to achieve profitable operations and was sold on November 15, 2002. EtG had no operations at the time of the merger with AIMSWI. Prior year comparison information is that of the predecessor LLC and AIMSWI.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended December 31, 2002 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended March 31, 2003. The comparative figures for the three-month period ended March 31, 2002 are derived from the predecessor LLC and have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

                 AIMS WORLDWIDE, INC. (FORMERLY ETG CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2003


NOTE  B:  LOANS  PAYABLE  -  RELATED  PARTY  TRANSACTIONS

On March 27, 2003, a shareholder advanced the Company $30,000 for working capital. The advance carries no interest rate and is payable on demand. Subsequent to March 31, 2003, the shareholder was granted a three year option to purchase 30,000 shares of common stock at a price of $1.00 per share.

NOTE  C:  INCOME  TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

FORWARD-LOOKING  STATEMENTS

This report on Form 10-QSB contains forward-looking statements that concern our business. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future are forward looking statements. Such statements include:

     -    our  ability  to  acquire  valuable  revenue  producing  properties,
     -    our  ability  to  obtain  sufficient financing to continue operations,
     -    our  ability  to  profitably  operate  acquired  properties,

These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

     -    risks  and  uncertainties,
     -    general  economic  and  business  conditions,
     -    the business opportunities that may be presented to and pursued by us,
     - changes in laws or regulations and other factors, many of which are beyond our control, and
     -    our  ability  to  obtain  financing  on  favorable  conditions.

The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our principal executive offices are at 10400 Eaton Place, Suite 450, Fairfax, VA 22030. Our telephone number is (703) 621-3875.

OUR  BUSINESS

AIMS was organized to provide integrated marketing and media services to businesses. Our business model is to accelerate growth through carefully targeted acquisition of an array of media and marketing communications companies. Eventually, we hope to acquire additional media properties including a newspaper, television station and Internet/web content provider. These media properties will be utilized to create multimedia content that will be distributed to other media enabling them to outsource their news, sports, entertainment and business content to be more efficient and competitive.

EMPLOYEES

We presently have seven employees. We plan to hire additional personnel on an as needed basis as our operations expend. At the date of this report we do not have any formal employment agreements in place.

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002

We generated revenue from continuing operations of $41,175 during the three months ended March 31, 2003, all of which was generated from related parties. Of these revenues, $32,000 was derived from NewsNet. The remaining $9,175 in related party revenue was from the For Our Grandchildren Social Security Education Project, ("Education Project"). We also received $72,450 in expense reimbursements from the Education Project.

Costs  and  expenses  for  the  three months ended March 31, 2003 were $132,762.
These expenses consisted of $34,251 to related parties and $98,511 in other expenses. Related party expenses were largely attributable to rent paid to the Education Project and to office support expenses paid to our co-tenant. The remaining expenses consisted mainly of general and administrative expenses. These expenses were primarily due to auditing costs, legal expenses and consulting fees relating to the merger between AIMS and ETG and the costs of increasing the company's activities. As a result of the forgoing factors, we realized a net loss of $91,587 for the three months ended March 31, 2003. For the three months ended March 31, 2002, the predecessor LLC earned no revenue and accrued no expense.

For the three months ended March 31, 2002, our predecessor, EtG Corporation, had revenues of $11,277 from merchandising and sales. Costs of sales were $6,292 and additional costs and expenses were $58,063, resulting in a loss from operations of $53,078 for three months.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003 total assets were $32,525 consisting of $4,301 in cash, $22,890 in accounts receivable and $5,334 in a security deposit. Total current liabilities at March 31, 2003 were $191,538 consisting of $161,538 in accounts payable and a loan from a shareholder of $30,000. At March 31, 2002, the predecessor LLC had no significant assets or liabilities.

Assets of EtG Corporation at March 31, 2002 were $60,940, including $33,880 in cash, $4,597 in accounts receivable and $14,214 in merchandise inventory. EtG also had equipment valued at $7,785 and intangible trademark assets of $464. Liabilities at March 31, 2002 were $205,341. The bulk of liabilities consisted of $168,000 in notes payable.

We are a relatively new company and have not fully implemented our business plan. During the coming year we intend to continue seeking new customers for our services and by identifying other marketing and media companies for potential acquisition. Due to our lack of profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern. We do not have any long-term capital commitments and we believe that our immediate liquidity needs can be met with cash on hand, expected cash collections from accounts receivable and anticipated proceeds from sales of common stock. We are currently negotiating to acquire other media providers and estimate that we will have to raise approximately $2,000,000 during the coming year to fully implement our business plan and cover acquisition costs. We will also have ongoing administrative, legal and auditing expenses as well as office and lease expenses. If we cannot generate sufficient capital through ongoing operations and sales of common stock, we will likely seek advances from officers or explore other debt financing strategies.

ITEM  3.  CONTROLS  AND  PROCEDURES

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

PART  II:  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Subsequent to the date of this report, in April and May of 2003, we sold 250,000 shares of previously authorized but unissued common stock to an accredited investor for $125,000 or $.50 per share. The securities were sold in a private transaction without registration in reliance on the exemption provided by
Section 4(2) of the Securities Act. The investor had a pre-existing relationship with AIMS and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

In April of 2003, the Company granted a stock option to Gramercy, LLC to purchase up to 30,000 shares of AIMS common stock at $1.00 per share. The option was granted in consideration of a $30,000 loan from Gramercy LLC to AIMS. The option is for three years, expiring in April of 2006. The securities were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction. No shares have been purchased under the option as of the filing date of this report.

ITEM  5.  RELATED  PARTY  TRANSACTIONS  AND  SUBSEQUENT  EVENTS

In March of 2003, Gramercy, LLC advanced $30,000 to AIMS for working capital. Gramercy LLC is an owned by one of our directors, Mr. Michael Foudy. As consideration for the loan, in April of 2003, we granted Gramercy an option to purchase up to 30,000 shares of our common stock for $1.00 per share through April of 2006.

Our chairman and director, Michael Foudy, and our treasurer and director, Dennison Smith, are members of the management committee of the For Our Grandchildren Social Security Education Project. We sublease office space from the Education Project at a cost of $2,667 per month and pay our co-tenant for office support. Total related party expenses during the three months ended March 31, 2003 were $34,251.

We have an agreement to provide marketing and communications services for the Education Project through December 31, 2003. During the first three months of 2003, we received $9,175 in related party revenue and $72,450 in expense reimbursements from the Education Project.

Two of our clients, ATB Media and Newsnet, are managed or controlled by Michael Foudy. During the three months ended March 31, 2003, we received $32,000 in revenue from NewsNet accounts.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBITS:

NUMBER  TITLE                                                                       LOCATION

  99.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section  Attached
        1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  99.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section  Attached
        1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  99.3  Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section  Attached
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.4  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section  Attached
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


REPORTS  ON  FORM  8-K:

The following reports relating to the Agreement and Plan of Reorganization between AIMS Worldwide and EtG Corporation were filed on Form 8-K during the three months ended March 31, 2003.



DATE OF REPORT   TITLE OF REPORT  EVENT(S) REPORTED

January 3, 2003   8-K             Item 1. Change in Control of Registrant
                                  Item 2. Acquisition of Assets

January 8, 2003   8-K/A           Item 1. Change in Control of Registrant
                                  Item 2. Acquisition of Assets

March 31, 2003.   8-K/A  Item 7.  Financial Statements

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AIMS  WORLDWIDE,  INC.


Date:  May  13,  2003                   /s/Gerald  Garcia  Jr.
                                        -------------------------
                                        Gerald  Garcia  Jr.
                                        Chief  Executive  Officer



Date:  May  13,  2003                   /s/Patrick  J.  Summers
                                        -------------------------
                                        Patrick  J.  Summers
                                        Chief  Financial  Officer