Form 10QSB
period 2003-06-30
AIMS WORLDWIDE INC
filed 2003-08-14
CIK 1094363

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 14,310,000 shares of common stock, par value $0.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                       FORM 10-QSB
                                  AIMS WORLDWIDE, INC.
                              (A Development Stage Company)
                                          INDEX


PART I.   Financial Information                                                     Page

          Item 1.  Financial Statements                                                3

          Balance Sheet, June 30, 2003 (Unaudited)                                     4

          Statements of Operations (Unaudited) - three months ended June 30, 2003
          and 2002                                                                     5

          Statements of Operations (Unaudited) - six months ended June 30, 2003
          and 2002 and January 1, 2002 (inception) through June 30, 2003               6

          Statement of Stockholders' Equity (Unaudited) - December 31, 2001
          through June 30, 2003                                                        7

          Statements of Cash Flows (Unaudited) - six months ended June 30, 2003
          and 2002 and January 1, 2002 (inception) through June 30, 2003.              8

          Notes to condensed financial statements (Unaudited)                       9-11

          Item 2.  Management's Discussion and Analysis of Financial Condition or
          Plan of Operation                                                           12

          Item 3.  Controls and Procedures                                            14

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                          14

          Item 5.  Related Party Transactions and Subsequent Events                   15

          Item 6.  Exhibits and Reports on Form 8-K                                   15

          Signatures                                                                  16

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



AIMS  WORLDWIDE,  INC.
(FORMERLY  ETG  CORPORATION)
(A  DEVELOPMENT  STAGE  COMPANY)
BALANCE  SHEET  (UNAUDITED)

------------------------------------------------------------------------
                                                               June 30,
                                                                 2003
------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $  82,447
    Accounts receivable. . . . . . . . . . . . . . . . . . .     62,061
    Security deposit . . . . . . . . . . . . . . . . . . . .      5,816
                                                              ----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .    150,324
                                                              ----------

OTHER ASSET:
   Prepaid Technology License Fee. . . . . . . . . . . . . .    231,944
                                                              ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $ 382,268
                                                              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $ 142,053
                                                              ----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .    142,053
                                                              ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding . . . . .          -
    Common stock, $.001 par value, 50,000,000 shares
        authorized, 14,310,000 shares issued and outstanding     14,310
    Additional paid-in capital . . . . . . . . . . . . . . .    511,191
    Stock options outstanding. . . . . . . . . . . . . . . .      4,300
    Deficit accumulated during development stage . . . . . .   (289,586)
                                                              ----------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . .    240,215
                                                              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $ 382,268
                                                              ==========

                 See accompanying notes to financial statements



AIMS  WORLDWIDE,  INC.
(FORMERLY  ETG  CORPORATION)
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  OPERATIONS  (UNAUDITED)
----------------------------------------------------------------------

                                         Three Months    Three Months
                                            Ended           Ended
                                           June 30,        June 30,
                                             2003            2002
----------------------------------------------------------------------

REVENUE
      Related Parties. . . . . . . . .  $     127,398   $           -
      Others . . . . . . . . . . . . .         10,000          18,091
                                        --------------  --------------
                                              137,398          18,091

 COST OF SALES . . . . . . . . . . . .              -           1,280
                                        --------------  --------------
      GROSS PROFIT . . . . . . . . . .        137,398          16,811

GENERAL AND ADMINISTRATIVE EXPENSES. .        237,870          20,916
                                        --------------  --------------

OPERATING LOSS . . . . . . . . . . . .       (100,472)         (4,105)

INTEREST EXPENSE, NET. . . . . . . . .         (4,600)         (4,069)
                                        --------------  --------------

LOSS BEFORE PROVISION FOR INCOME TAXES       (105,072)         (8,174)

INCOME TAXES . . . . . . . . . . . . .              -               -
                                        --------------  --------------

NET LOSS . . . . . . . . . . . . . . .  $    (105,072)  $      (8,174)
                                        ==============  ==============

BASIC AND DILUTED LOSS PER SHARE . . .  $       (0.01)  $       (0.00)
                                        ==============  ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING. . . . . . . . .     13,867,692      23,210,000
                                        ==============  ==============

                 See accompanying notes to financial statements



AIMS  WORLDWIDE,  INC.
(FORMERLY  ETG  CORPORATION)
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  OPERATIONS  (UNAUDITED)

------------------------------------------------------------------  --------------

                                         Six Months    Six Months    Period from
                                           Ended         Ended       Inception to
                                          June 30,      June 30,       June 30,
                                            2003          2002           2003

------------------------------------------------------------------  --------------

REVENUE
      Related Parties. . . . . . . . .  $   168,573   $         -   $     200,291
      Others . . . . . . . . . . . . .       10,000        29,368          19,400
                                        ------------  ------------  --------------
                                            178,573        29,368         219,691


 COST OF SALES . . . . . . . . . . . .            -         7,572               -
                                        ------------  ------------  --------------
      GROSS PROFIT . . . . . . . . . .      178,573        21,796         219,691

GENERAL AND ADMINISTRATIVE EXPENSES. .      370,632        78,979         504,677
                                        ------------  ------------  --------------

OPERATING LOSS . . . . . . . . . . . .     (192,059)      (57,183)       (284,986)

INTEREST EXPENSE, NET. . . . . . . . .       (4,600)       (8,201)         (4,600)
                                        ------------  ------------  --------------

LOSS BEFORE PROVISION FOR INCOME TAXES     (196,659)      (65,384)       (289,586)

INCOME TAXES . . . . . . . . . . . . .            -             -               -
                                        ------------  ------------  --------------

NET LOSS . . . . . . . . . . . . . . .  $  (196,659)  $   (65,384)  $    (289,586)
                                        ============  ============  ==============

BASIC AND DILUTED LOSS PER SHARE . . .  $     (0.01)  $     (0.00)
                                        ============  ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING. . . . . . . . .   13,590,387    23,210,000
                                        ============  ============

                 See accompanying notes to financial statements



                                         AIMS  WORLDWIDE  INC  (FORMERLY  ETG  CORPORATION)
                                                  (A  DEVELOPMENT  STAGE  COMPANY)
                                         STATEMENT  OF  STOCKHOLDERS'  EQUITY (UNAUDITED)


                                                                                    Additional  Stock
                                     LLC      Preferred Stock      Common Stock      Paid-in    Options  Accumulated
                                    Members   ---------------  -------------------
                                    Capital   Shares  Amount     Shares    Amount    Capital    Issued     Deficit      Total
                                   ---------  ------  -------  ----------  -------  ----------  -------  -----------  ----------

Balance, December 31, 2001         $      -        -  $     -           -  $     -  $        -  $     -  $       -    $       -

Services contributed by members .    25,400        -        -           -        -           -        -          -       25,400

Loss prior to reorganization. . .         -        -        -           -        -           -        -    (25,400)     (25,400)

Common stock issued in
  reorganization from LLC to
  corporation, October 7, 2002. .   (25,400)       -        -  10,000,000   10,000      15,400        -          -            -

Common stock issued in
    corporate reorganization
    December 20, 2002 . . . . . .         -        -        -   3,310,000    3,310     (3,209)        -          -          101

Loss subsequent to reorganization         -        -        -           -        -          -         -    (67,527)     (67,527)
                                   ---------  ------  -------  ----------  -------  ----------  -------  -----------  ----------

Balance, December 31, 2002. . . .         -        -        -  13,310,000   13,310     12,191         -    (92,927)     (67,426)

Net Loss for quarter. . . . . . .         -        -        -           -        -          -         -    (91,587)     (91,587)
                                   ---------  ------  -------  ----------  -------  ----------  -------  -----------  ----------

Balance, March 31, 2003 . . . . .         -        -        -  13,310,000   13,310     12,191         -   (184,514)    (159,013)

Common Stock issued . . . . . . .         -        -        -     500,000      500    249,500         -          -      250,000

Common stock issued for contract.         -        -        -     500,000      500    249,500         -          -      250,000

Stock options issued. . . . . . .         -        -        -           -        -         -      4,300          -        4,300

Net Loss for quarter. . . . . . .         -        -        -           -        -         -         -    (105,072)    (105,072)
                                   ---------  ------  -------  ----------  -------  ----------  -------  -----------  ----------

Balance, June 30, 2003. . . . . .  $      -        -  $     -  14,310,000  $14,310  $511,191    $ 4,300   $(289,586)  $  240,215
                                   =========  ======  =======  ==========  =======  ==========  =======  ===========  ===========

                 See accompanying notes to financial statements



AIMS  WORLDWIDE,  INC.  (FORMERLY  ETG  CORPORATION)
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                      Six Months    Six Months    Period from
                                                        Ended         Ended       Inception to
                                                       June 30,      June 30,       June 30,
                                                         2003          2002           2003

-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . .  $  (196,659)  $   (65,384)  $    (289,586)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization. . . . . . . . .       18,056         1,882          18,056
     Stock options issued . . . . . . . . . . . . .        4,300             -           4,300
     Services contributed by members/shareholders .            -             -          25,400
                                                     ------------  ------------  --------------
                                                        (174,303)      (63,502)       (241,830)

Changes in current assets and liabilities:
     Accounts receivable and other current assets .      (40,181)        7,802         (67,877)
     Accounts payable and other current liabilities       46,830         5,568         142,053
                                                     ------------  ------------  --------------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . .     (167,654)      (50,132)       (167,654)
                                                     ------------  ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in reorganization . . . . . . . . .            -             -             101
                                                     ------------  ------------  --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . .            -             -             101
                                                     ------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock. . . . . . . .      250,000             -         250,000
  Proceeds from notes payable - stockholders. . . .       30,000         2,401          30,000
  Repayments of note payable - stockholders . . . .      (30,000)       (9,300)        (30,000)
                                                     ------------  ------------  --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      250,000        (6,899)        250,000
                                                     ------------  ------------  --------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . .       82,346       (57,031)         82,447

CASH, beginning of period . . . . . . . . . . . . .          101        78,544               -
                                                     ------------  ------------  --------------

CASH, end of period . . . . . . . . . . . . . . . .  $    82,447   $    21,513   $      82,447
                                                     ============  ============  ==============

CASH PAID DURING THE PERIOD FOR:
  Interest. . . . . . . . . . . . . . . . . . . . .  $       300   $         -   $         300
                                                     ============  ============  ==============
  Income Taxes. . . . . . . . . . . . . . . . . . .  $         -   $         -   $           -
                                                     ============  ============  ==============

NON-CASH FINANCING ACTIVITIES
  Stock issued to acquire technology license. . . .  $   250,000   $         -   $     250,000
                                                     ============  ============  ==============

                 See accompanying notes to financial statements

                 AIMS WORLDWIDE, INC. (FORMERLY ETG CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2003

NOTE  A:  BASIS  OF  PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2002, as filed in its annual report on Form 10KSB filed April 1, 2003, and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on January 1, 2002 to provide integrated marketing, communications and media services to businesses.

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

Effective December 17, 2002, Accurate Integrated Marketing Solutions Worldwide, Inc. ("AIMSWI") merged with ETG Corporation ("ETG"), which had been incorporated in the state of Nevada on March 13, 1996 under the name "B & R Ventures, Inc.". Subsequent to the merger, ETG changed its name to AIMS Worldwide, Inc. (the "Company"). ETG had operated a sports media and merchandising business that promoted the positive aspects of athletic competition. This business failed to achieve profitable operations and was sold on November 15, 2002. ETG had no operations at the time of the merger with AIMSWI. Prior year comparison information is that of ETG. The predecessor LLC and AIMSWI recorded no activity prior to June 30, 2002.

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

The accompanying statements of operations and cash flows reflect the three and six-month periods ended June 30, 2003. The comparative figures for the three and six-month periods ended June 30, 2002 are derived from the former sports media and merchandising business and have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

                 AIMS WORLDWIDE, INC. (FORMERLY ETG CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2003

NOTE  B:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue  Recognition

Revenue  is  earned  and  recognized  when  the following four criteria are met:
Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Accounts  Receivable

Receivable balances are reviewed on a monthly basis to assess their collectibility, and allowances for losses are recorded when appropriate. Management considers all accounts receivable collectible. Therefore, no allowance for doubtful accounts receivable is reflected in the accompanying financial statements.

Prepaid  Expenses  and  Other  Assets

Prepayments of expenses are recorded as deferred assets when a payment creates a benefit to a future period. The deferred value is amortized over the expected useful life of the benefit.

NOTE  C:  LOANS  PAYABLE  -  RELATED  PARTY  TRANSACTIONS

On March 27, 2003, a shareholder advanced the Company $30,000 for working capital. The advance was repaid May 15, 2003. In April, 2003 the shareholder was granted a three year option to purchase 30,000 shares of common stock at a price of $1.00 per share. The fair value of this option was estimated to be $4,300 in accordance with Statement of Financial Accounting Standards 123, utilizing the Black-Scholes pricing model. This value was based on a weighted average risk-free interest rate of 1.98%, expected option life of 3 years, expected volatility of 69.3% and no expected dividend yield.

NOTE  D:  INCOME  TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes. At December
31, 2002 the company had net operating losses totaling $67,500 available to carry forward to offset future taxable income. This benefit will expire in 2022.

                 AIMS WORLDWIDE, INC. (FORMERLY ETG CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2003


NOTE  E:  RELATED  PARTY  TRANSACTIONS  AND  CONCENTRATION  OF  CUSTOMERS

The company has recorded $48,000 in revenue from a company with common shareholders and management, representing 27% of total revenue. In addition, the company has recorded $120,573 in revenue, representing 68% of total revenue, from an organization that the company is managing under a cost plus fee arrangement. The company also received $172,013 in expense reimbursements from this organization that are not included in revenue. The company recorded $10,000 in revenue from an unrelated company, representing 6% of total revenue.

At June 30, 2003, accounts receivable included $43,314 or 70% due from two companies with common shareholders and management and $8,746 or 14% in revenue and expense reimbursements due from the organization supporting a project that is managed by the company.

The company subleases office space from the organization that it is managing at a cost of $2,667 per month. The company obtains office support, equipment and services under cost sharing agreements with this organization and an unrelated company with which it shares subleased office space at a total monthly cost of $2,625. At June 30, 2003, accounts payable includes a total of $47,298 that remained unpaid under these agreements.

The company has a license agreement with a partnership that includes company officers and shareholders under which it will pay an initial fee of $1,500 and a royalty of one percent of revenue for the use of business methods, processes and intellectual property developed by the constituent partners, including the "Accurate Integrated Marketing Solutions" business services model and related trade secret systems and processes, URLs, logos and trade names. At June 30, 2003, accounts payable includes a total of $3,574 that remained unpaid under this agreement.

NOTE  F:  STOCKHOLDERS'  EQUITY

During the quarter ended June 30, 2003, the Company sold 500,000 shares of its $.001 par value common stock at $0.50 per share in a private placement offering to accredited shareholders for total proceeds of $250,000. The offering was made on a "direct participation" basis and no sales commissions were paid. Subsequent to June 30, 2003, the Company sold an additional 50,000 shares for additional proceeds of $25,000 and intends to sell a total of 2,000,000 shares in this effort.

On April 18, 2003, the Company issued 500,000 shares of its $.001 par value common stock to enter into a three year technology license agreement that will allow significant expansion of its business activities. The $250,000 value of these shares was recorded as a prepaid expense and is being amortized over the three year term of the agreement.

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

Our principal executive offices are at 10400 Eaton Place, Suite 450, Fairfax, VA 22030. Our telephone number is (703) 621-3875.

OUR  BUSINESS

AIMS was organized to provide integrated marketing, communications and media services to businesses. Our business model is to accelerate growth through carefully targeted acquisition of an array of media and marketing communications companies. Eventually, we hope to acquire additional media properties including a newspaper, television station and Internet/web content provider. These media properties will be utilized to create multimedia content that will be distributed to other media enabling them to outsource their news, sports, entertainment and business content to be more efficient and competitive.

EMPLOYEES

We presently have eleven employees. We plan to hire additional personnel on an as needed basis as our operations expend. At the date of this report we do not have any formal employment agreements in place.

THREE  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2003  AND  2002

We generated revenue from continuing operations of $178,573 during the six months ended June 30, 2003, 94% of which was generated from related parties. Of these revenues, $48,000 was derived from NewsNet, a subsidiary of ATB Media. The remaining $120,573 in related party revenue was from the For Our Grandchildren Social Security Education Project, ("Education Project"). We also received $172,013 in expense reimbursements from the Education Project.

Costs and expenses for the six months ended June 30, 2003 were $370,632. These expenses included $31,380 in rent paid to the Education Project and to office support expenses paid to our co-tenant. The remaining expenses consisted mainly of general and administrative expenses including $269,227 in consulting, legal and personnel expenses involved in increasing the company's activities and pursuing its business purpose. As a result of the forgoing factors, we realized a net loss of $196,659 for the six months ended June 30, 2003. For the six months ended June 30, 2002, the predecessor LLC earned no revenue and accrued no expense.

For the six months ended June 30, 2002, our predecessor, ETG Corporation, had revenues of $29,368 from merchandising and sales. Costs of sales were $7,572 and additional costs and expenses were $78,979, resulting in a loss from operations of $57,183 for six months.

We generated revenue from continuing operations of $137,398 during the three months ended June 30, 2003, 93% of which was generated from related parties. Of these revenues, $16,000 was derived from NewsNet, a subsidiary of ATB Media. The remaining $111,398 in related party revenue was from the For Our Grandchildren Social Security Education Project, ("Education Project"). We also received $99,148 in expense reimbursements from the Education Project.

Costs  and  expenses  for  the  three  months ended June 30, 2003 were $237,870.
These expenses included $15,690 in rent paid to the Education Project and to office support expenses paid to our co-tenant. The remaining expenses consisted mainly of general and administrative expenses including $209,830 in consulting, legal and personnel expenses involved in increasing the company's activities and pursuing its business purpose. As a result of the forgoing factors, we realized a net loss of $105,072 for the three months ended June 30, 2003. For the three months ended June 30, 2002, the predecessor LLC earned no revenue and accrued no expense.

For the three months ended June 30, 2002, our predecessor, ETG Corporation, had revenues of $18,091 from merchandising and sales. Costs of sales were $1,280 and additional costs and expenses were $20,916, resulting in a loss from operations of $4,105 for three months.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2003 total current assets were $150,324 consisting of $82,447 in cash, $62,061 in accounts receivable and $5,575 in security deposits. Total current liabilities at June 30, 2003 were $142,053 consisting of accounts payable. At June 30, 2002, the predecessor LLC had no significant assets or liabilities.

Assets of ETG Corporation at June 30, 2002 were $43,980, including $21,513 in cash, $1,340 in accounts receivable and $13,819 in merchandise inventory. ETG also had equipment valued at $6,917 and intangible trademark assets of $391. Liabilities at June 30, 2002 were $196,555. The bulk of liabilities consisted of $184,708 in notes payable.

The company received proceeds from sales of common stock of $250,000 during the three months ended June 30, 2003, of which $167,654 was used in operating activities. To date, the company and has received additional proceeds of $25,000 since June 30, 2003.

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

PART  II:  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In April 2003, we issued 500,000 shares of previously authorized but unissued common stock to an accredited investor to pay for a three year technology license agreement. The stock was valued at $250,000 or $.50 per share. The securities were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had a pre-existing relationship with AIMS and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

During the three months ended June 30, 2003, we sold 500,000 shares of previously authorized but unissued common stock to accredited investors for $250,000 or $.50 per share. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had a pre-existing relationship with AIMS and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

Subsequent to the date of this report, in July of 2003, we sold 50,000 shares of previously authorized but unissued common stock to an accredited investor for $25,000 or $.50 per share. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had a pre-existing relationship with AIMS and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

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

ITEM  5.  RELATED  PARTY  TRANSACTIONS  AND  SUBSEQUENT  EVENTS

In March of 2003, Gramercy, LLC advanced $30,000 to AIMS for working capital. Gramercy LLC is owned by one of our directors, Mr. Michael Foudy. As consideration for the loan, in April of 2003, we granted Gramercy an option to purchase up to 30,000 shares of our common stock for $1.00 per share through April of 2006.

Our chairman and director, Michael Foudy, and our director, Dennison Smith, are members of the management committee of the For Our Grandchildren Social Security Education Project. We sublease office space from the Education Project at a cost of $2,667 per month and pay our co-tenant for office support. Total related party expenses during the six months ended June 30, 2003 were $31,380.

We have an agreement to provide marketing and communications services for the Education Project through December 31, 2003. During the first six months of 2003, we received $120,573 in related party revenue and $172,013 in expense reimbursements from the Education Project.

Our client, NewsNet, is a subsidiary of ATB Media. ATB Media is managed or controlled by Michael Foudy. During the six months ended June 30, 2003, we recorded $48,000 in revenue from NewsNet accounts.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBITS:

NUMBER  TITLE                                                                       LOCATION

  10.1  Technology License Agreement, April 18, 2003 . . . . . . . . . . . . . . .  Attached

  31.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  Attached

  31.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  Attached

  32.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  Attached

  32.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  Attached

REPORTS  ON  FORM  8-K:

AIMS Worldwide did not file any reports on Form 8-K during the most recent 90 day period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AIMS  WORLDWIDE,  INC.


Date:  August  14,  2003                /s/Gerald  Garcia  Jr.
                                        -------------------------
                                        Gerald  Garcia  Jr.
                                        Chief  Executive  Officer



Date:  August  14,  2003                /s/Patrick  J.  Summers
                                        -------------------------
                                        Patrick  J.  Summers
                                        Chief  Financial  Officer