Form 10QSB
period 2003-09-30
AIMS WORLDWIDE INC
filed 2003-11-14
CIK 1094363

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File No. 333-86711

AIMS WORLDWIDE, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0567854 (IRS Employer Identification No.)

10400 Eaton Place #450 Fairfax, VA 22030

(Address of principal executive offices)

703-621-3875

(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2003: 14,370,000 shares of common stock, par value $0.001

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

FORM 10-QSB

AIMS WORLDWIDE, INC.

(A Development Stage Company)

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Balance Sheet, September 30, 2003 (Unaudited)

Statements of Operations (Unaudited) - three months ended September 30, 2003 and 2002

Statements of Operations (Unaudited) - nine months ended September 30, 2003 and 2002 and January 1, 2002 (inception) through September 30, 2003

Statement of Stockholders’ Equity (Unaudited) - December 31, 2001 through September 30, 2003

Statements of Cash Flows (Unaudited) - nine months ended September 30, 2003 and 2002 and January 1, 2002 (inception) through September 30, 2003.

Notes to financial statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8 9-11 12 14
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 5. Related Party Transactions and Subsequent Events Item 6. Exhibits and Reports on Form 8-K	14 15 15
	Signatures	16

(Inapplicable items have been omitted)

#

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

#

AIMS Worldwide, Inc. (Formerly ETG Corporation)
(A Development Stage Company)
BALANCE SHEET (Unaudited)

September 30,
2003

ASSETS

Current Assets:
Cash	$ 12,314
Accounts receivable	46,176
Security deposit	6,057
Total Current Assets	64,547

Other Asset:
Prepaid Technology License Fee	211,111

Total Assets	$ 275,658

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 184,635
Total Current Liabilities	184,635

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 14,370,000 shares issued and outstanding	14,370
Additional paid-in capital	541,131
Stock options outstanding	4,300
Deficit accumulated during development stage	(468,778)
Total Stockholders' Equity	91,023

Total Liabilities and Stockholders' Equity	$ 275,658

The accompanying notes are an integral part of these financial statements

AIMS Worldwide, Inc. (Formerly ETG Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

Revenue
Related Parties	$ 22,551	$ -
Others	-	94,166
	22,551	94,166

Cost of Sales	-	42,078
Gross Profit	22,551	52,088

General and Administrative Expenses	201,744	21,493

Operating Loss	(179,192)	30,595

Interest Expense, net	-	(4,464)

Loss before provision for income taxes	(179,192)	26,131

Income taxes	-	-

Net Loss	$ (179,192)	$ 26,131

Basic and diluted loss Per Share	$ (0.01)	$ 0.00

Weighted Average number of
Shares Outstanding	14,358,913	23,210,000

The accompanying notes are an integral part of these financial statements

AIMS Worldwide, Inc. (Formerly ETG Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months	Nine Months	Period from
	Ended	Ended	Inception to
	September 30,	September 30,	September 30,
	2003	2002	2003

Revenue
Related Parties	$ 191,124	$ -	$ 222,842
Others	10,000	123,534	19,400
	201,124	123,534	242,242

Cost of Sales	-	49,650	-
Gross Profit	201,124	73,884	242,242

General and Administrative Expenses	572,376	100,472	706,420

Operating Loss	(371,251)	(26,588)	(464,178)

Interest Expense, net	(4,600)	(12,665)	(4,600)

Loss before provision for income taxes	(375,851)	(39,253)	(468,778)

Income taxes	-	-	-

Net Loss	$ (375,851)	$ (39,253)	$ (468,778)

Basic and diluted loss Per Share	$ (0.03)	$ (0.00)

Weighted Average number of
Shares Outstanding	13,849,377	23,210,000

The accompanying notes are an integral part of these financial statements

AIMS WORLDWIDE INC (Formerly ETG Corporation)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED

Period from Inception to September 30, 2003

	LLC					Additional	Stock
	Members	Preferred Stock		Common Stock		Paid-in	Options	Accumulated
	Capital	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Total
Balance, December 31, 2001	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Services contributed by members	25,400	-	-	-	-	-	-	-	25,400
Loss prior to reorganization	-	-	-	-	-	-	-	(25,400)	(25,400)

Common stock issued in
reorganization from LLC to
corporation, October 7, 2002	(25,400)	-	-	10,000,000	10,000	15,400	-	-	-

Common stock issued in
corporate reorganization
December 20, 2002	-	-	-	3,310,000	3,310	(3,209)	-	-	101

Loss subsequent to reorganization	-	-	-	-	-	-	-	(67,527)	(67,527)

Balance, December 31, 2002	-	-	-	13,310,000	13,310	12,191	-	(92,927)	(67,426)

Common Stock issued	-	-	-	550,000	550	274,450	-	-	275,000

Common stock issued for contract	-	-	-	500,000	500	249,500	-	-	250,000

Common stock issued for services	-	-	-	10,000	10	4,990	-	-	5,000

Stock options issued	-	-	-	-	-	-	4,300	-	4,300

Net Loss	-	-	-	-	-	-	-	(375,851)	(375,851)

Balance, September 30, 2003	$ -	-	$ -	14,370,000	$14,370	$541,131	$4,300	$ (468,778)	$ 91,023

The accompanying notes are an integral part of these financial statements

AIMS Worldwide, Inc. (Formerly ETG Corporation) (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Period from Inception to September 30, 2003

Cash Flows From Operating Activities:
Net loss	$ (375,851)	$ (39,253)	$ (468,778)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	38,889	2,822	38,889
Stock options issued	4,300	-	4,300
Stock issued for services	5,000	-	5,000
Services contributed by members/shareholders	-	-	25,400
	(327,663)	(36,431)	(395,189)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(24,537)	(27,165)	(52,233)
Accounts payable and other current liabilities	89,412	53,160	184,635
Net Cash Used in Operating Activities	(262,787)	(10,436)	(262,787)

Cash Flows From Investing Activities:
Cash acquired in reorganization	-	-	101
Net Cash Provided by Investing Activities	-	-	101

Cash Flows From Financing Activities:
Proceeds from sale of common stock	275,000	-	275,000
Proceeds from notes payable - stockholders	30,000	3,413	30,000
Repayments of note payable - stockholders	(30,000)	(14,300)	(30,000)
Net Cash Provided By (Used in) Financing Activities	275,000	(10,887)	275,000

Net Increase (Decrease) in Cash	12,213	(21,323)	12,314

Cash, beginning of period	101	78,544	-

Cash, end of period	$ 12,314	$ 57,221	$ 12,314

Cash Paid During the Period For:
Interest	$ 300	$ -	$ 300
Income Taxes	$ -	$ -	$ -

Non-Cash Financing Activities
Stock issued to acquire technology license	$ 250,000	$ -	$ 250,000

The accompanying notes are an integral part of these financial statements

AIMS Worldwide, Inc. (Formerly ETG Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

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

The company was incorporated in Nevada on October 7, 2002 (as Accurate Integrated Marketing Solutions Worldwide, Inc.) to act as the successor to AIMS Group, LLC (the “LLC”) which was organized in Virginia in November 2001 but had no activity until January 1, 2002.  Effective October 7, 2002, the LLC reorganized and the existing members exchanged 100 percent of their membership interests in the LLC for an aggregate of 10,000,000 common shares of the Company.  This transaction was a reorganization of companies under common control, and accordingly, it was accounted for at historical cost.

Effective December 17, 2002, Accurate Integrated Marketing Solutions Worldwide, Inc. (“AIMSWI”) merged with ETG Corporation (“ETG”), which had been incorporated in the state of Nevada on March 13, 1996 under the name "B & R Ventures, Inc.".  Subsequent to the merger, ETG changed its name to AIMS Worldwide, Inc. (the “Company”).  ETG had operated a sports media and merchandising business that promoted the positive aspects of athletic competition.  This business failed to achieve profitable operations and was sold on November 15, 2002.  ETG had no operations at the time of the merger with AIMSWI.  Prior year comparison information is that of ETG.  The predecessor LLC and AIMSWI recorded no activity prior to September 30, 2002.

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

The accompanying statements of operations and cash flows reflect the three and nine-month periods ended September 30, 2003. The comparative figures for the three and nine-month periods ended September 30, 2002 are derived from the former sports media and merchandising business and have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

AIMS Worldwide, Inc. (Formerly ETG Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

September 30, 2003

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

AIMS Worldwide, Inc. (Formerly ETG Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

September 30, 2003

Note E: Related Party Transactions and Concentration of Customers

The company has recorded $48,000 in revenue from a company with common shareholders and management, representing 24% of total revenue.  In addition, the company has recorded $143,124 in revenue, representing 71% of total revenue, from an organization that the company is managing under a cost plus fee arrangement.  The company also received $364,968 in expense reimbursements from this organization that are not included in revenue.  The company recorded $10,000 in revenue from an unrelated company, representing 5% of total revenue.

At September 30, 2003, accounts receivable included $30,978 or 67% due from the company with common shareholders and management and $9,214 or 20% in revenue and expense reimbursements due from the organization supporting a project that is managed by the company.

The company subleases office space from the organization that it is managing at a cost of $2,667 per month.  The company obtains office support, equipment and services under cost sharing agreements with this organization and an unrelated company with which it shares subleased office space at a total monthly cost of $2,625.  At September 30, 2003, accounts payable includes a total of $61,391 that remained unpaid under these agreements.

The company has a license agreement with a partnership that includes company officers and shareholders under which it will pay an initial fee of $1,500 and a royalty of one percent of revenue for the use of business methods, processes and intellectual property developed by the constituent partners, including the “Accurate Integrated Marketing Solutions” business services model and related trade secret systems and processes, URLs, logos and trade names.  At September 30, 2003, accounts payable includes a total of $3,800 that remained unpaid under this agreement.

Note F: Stockholders’ Equity

During the nine months ended September 30, 2003, the Company sold 550,000 shares of its $.001 par value common stock at $0.50 per share in a private placement offering to accredited shareholders for total proceeds of $275,000.  The offering was made on a “direct participation” basis and no sales commissions were paid.  Subsequent to September 30, 2003, the Company sold an additional 90,000 shares for additional proceeds of $45,000 and intends to sell a total of 2,000,000 shares in this effort.

On April 18, 2003, the Company issued 500,000 shares of its $.001 par value common stock to enter into a three year technology license agreement that will allow significant expansion of its business activities.  The $250,000 value of these shares was recorded as a prepaid expense and is being amortized over the three year term of the agreement.  On August 1, 2003, the Company issued 10,000 shares of its $.001 par value common stock, valued at $5,000 to an individual for services provided to the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This report on Form 10-QSB contains forward-looking statements that concern our business.  The words “believe,” “expect,” “seek,” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements in this report.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future are forward looking statements.  Such statements include:

•

our ability to acquire valuable revenue producing properties,

•

our ability to obtain sufficient financing to continue operations,

•

our ability to profitably operate acquired properties,

These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

•

risks and uncertainties,

•

general economic and business conditions,

•

the business opportunities that may be presented to and pursued by us,

•

changes in laws or regulations and other factors, many of which are beyond our control, and

•

our ability to obtain financing on favorable conditions.

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

Three and Nine Month Periods Ended September 30, 2003 and 2002

We generated revenue from continuing operations of $201,124 during the nine months ended September 30, 2003, 95% of which was generated from related parties.  Of these revenues, $48,000 was derived from NewsNet, a subsidiary of ATB Media.  The remaining $143,124 in related party revenue was from the For Our Grandchildren Social Security Education Project, ("Education Project").  We also received $364,968 in expense reimbursements from the Education Project.

Costs and expenses for the nine months ended September 30, 2003 were $572,376.  These expenses included $45,578 in rent paid to the Education Project and to office support expenses paid to our co-tenant. The remaining expenses consisted mainly of general and administrative expenses including $505,053 in consulting, legal and personnel expenses involved in increasing the company’s activities and pursuing its business purpose.  As a result of the forgoing factors, we realized a net loss of $371,251 for the nine months ended September 30, 2003.  For the nine months ended September 30, 2002, the predecessor LLC earned no revenue and accrued no expense.

For the nine months ended September 30, 2002, our predecessor, ETG Corporation, had revenues of $123,534 from merchandising and sales.  Costs of sales were $49,650 and additional costs and expenses were $100,472, resulting in a loss from operations of $26,588 for nine months.

We generated revenue from continuing operations of $22,551 during the three months ended September 30, 2003, 100% of which was generated from a related party, the For Our Grandchildren Social Security Education Project, ("Education Project").  We also received $192,955 in expense reimbursements from the Education Project.

Costs and expenses for the three months ended September 30, 2003 were $201,743.  These expenses included $11,728 in rent paid to the Education Project and to office support expenses paid to our co-tenant. The remaining expenses consisted mainly of general and administrative expenses including $188,949 in consulting, legal and personnel expenses involved in increasing the company’s activities and pursuing its business purpose.  As a result of the forgoing factors, we realized a net loss of $179,192 for the three months ended September 30, 2003.  For the three months ended September 30, 2002, the predecessor LLC earned no revenue and accrued no expense.

For the three months ended September 30, 2002, our predecessor, ETG Corporation, had revenues of $94,166 from merchandising and sales.  Costs of sales were $42,078 and additional costs and expenses were $21,493, resulting in net income  from operations of $30,565 for three months.

Liquidity and Capital Resources

At September 30, 2003 total current assets were $64,547 consisting of $12,314 in cash, $46,176 in accounts receivable and $6,057 in security deposits.  Total current liabilities at September 30, 2003 were $184,635 consisting of accounts payable.  At September 30, 2002, the predecessor LLC had no significant assets or liabilities.

Assets of ETG Corporation at September 30, 2002 were $43,980, including $21,513 in cash, $1,340 in accounts receivable and $13,819 in merchandise inventory.  ETG also had equipment valued at $6,917 and intangible trademark assets of $391.  Liabilities at September 30, 2002 were $196,555.  The bulk of liabilities consisted of $184,708 in notes payable.

The company received proceeds from sales of common stock of $275,000 during the nine months ended September 30, 2003, of which $262,787 was used in operating activities.  The company has received additional proceeds of $45,000 since September 30, 2003.

We are a relatively new company and have not fully implemented our business plan.  During the coming year we intend to continue seeking new customers for our services and by identifying other marketing and media companies for potential acquisition.  Due to our lack of profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern.  We do not have any long-term capital commitments and we believe that our immediate liquidity needs can be met with cash on hand, expected cash collections from accounts receivable and anticipated proceeds from sales of common stock.  We are currently negotiating to acquire other media providers and estimate that we will have to raise approximately $2,000,000 to fully implement our business plan and cover acquisition costs.  We will also have ongoing administrative, legal and auditing expenses as well as office and lease expenses.  If we cannot generate sufficient capital through ongoing operations and sales of common stock, we will likely seek advances from officers or explore other debt financing strategies.

Item 3. Controls and Procedures

As of September 30, 2003, the Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Part II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In April 2003, we issued 500,000 shares of previously authorized but unissued common stock to an accredited investor to pay for a three year technology license agreement.  The stock was valued at $250,000 or $.50 per share.  The securities were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had a pre-existing relationship with AIMS and had access to all material information pertaining to the Company’s financial condition.  No broker was involved and no commissions were paid in the transaction.

In August 2003, we issued 10,000 shares of previously authorized but unissued common stock to an accredited investor for services provided to the Company.  The stock was valued at $5,000 or $.50 per share.  The securities were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had a pre-existing relationship with AIMS and had access to all material information pertaining to the Company’s financial condition.  No broker was involved and no commissions were paid in the transaction.

During the nine months ended September 30, 2003, we sold 550,000 shares of previously authorized but unissued common stock to accredited investors for $275,000 or $.50 per share.  The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had a pre-existing relationship with AIMS and had access to all material information pertaining to the Company’s financial condition.  No broker was involved and no commissions were paid in the transaction.

In July of 2003, we sold 90,000 shares of previously authorized but unissued common stock to an accredited investor for $45,000 or $.50 per share.  The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had a pre-existing relationship with AIMS and had access to all material information pertaining to the Company’s financial condition.  No broker was involved and no commissions were paid in the transaction.

In April of 2003, we granted a stock option to Gramercy, LLC to purchase up to 30,000 shares of AIMS common stock at $1.00 per share.  The option was granted in consideration of a $30,000 loan from Gramercy LLC to AIMS.  The option is for three years, expiring in April of 2006.  The securities were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.  No shares have been purchased under the option as of the filing date of this report.

Item 5.  Related Party Transactions and Subsequent Events

In March of 2003, Gramercy, LLC advanced $30,000 to AIMS for working capital.  Gramercy LLC is owned by one of our directors, Mr. Michael Foudy.  As consideration for the loan, in April of 2003, we granted Gramercy an option to purchase up to 30,000 shares of our common stock for $1.00 per share through April of 2006.

Our chairman and director, Michael Foudy, and our director, Dennison Smith, are members of the management committee of the For Our Grandchildren Social Security Education Project.  We sublease office space from the Education Project at a cost of $1,733 per month ($2,667 per month prior to September 1, 2002) and pay our co-tenant for office support.  Total related party expenses during the nine months ended September 30, 2003 were $46,512.

We have an agreement to provide marketing and communications services for the Education Project through December 31, 2003.  During the first nine months of 2003, we received $143,124 in related party revenue and $364,968 in expense reimbursements from the Education Project.

Our client, NewsNet, is a subsidiary of ATB Media.  ATB Media is managed or controlled by Michael Foudy.  During the nine months ended September 30, 2003, we recorded $48,000 in revenue from NewsNet accounts.

We are currently in the process of completing the acquisition of ATB Media as a wholly-owned subsidiary.  Although the terms of the acquisition have been finalized, the transaction had not closed at the date this report was filed.  Closing of the transaction is contingent on the completion of due diligence and an exchange of stock.  The Company expects to consummate the transaction before the end of the year and will report the acquisition on Form 8-K when the transaction in completed.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Number	Title	Location
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Reports on Form 8-K:

AIMS Worldwide did not file any reports on Form 8-K during the most recent 90 day period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIMS Worldwide, Inc.

Date: November14, 2003

/s/Gerald Garcia Jr.

Chief Executive Officer

Date:  November 14, 2003

/s/Patrick J. Summers

Chief Financial Officer