Form 10KSB
period 2003-12-31
AIMS WORLDWIDE INC
filed 2004-04-16
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

[   ]

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 333-86711

AIMS WORLDWIDE, INC.

 (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0567854 (I.R.S. Employer I.D. No.)

10400 Eaton Place #450 Fairfax, VA 22030

(Address and Zip Code of principal executive offices)

Issuer’s telephone number, including area code: 703-621-3875

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer’s revenue for its most recent fiscal year was: $280,958.

On December 31, 2003 the aggregate market value of the voting stock of AIMS Worldwide, Inc. held by non-affiliates was $2,411,357

At December 31, 2003 there were 15,534,286 shares of the issuer’s $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: none

#

FORM 10-KSB

AIMS WORLDWIDE, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

		5 7 10 10 10
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		10 12 13 13 15 15
	Signatures	17

(Inapplicable items have been omitted)

#

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

Our principal executive offices are at 10400 Eaton Place, Suite 450, Fairfax, VA 22030.  Our telephone number is (703) 621-3875.

Our Business

AIMS™ was organized to provide integrated marketing and media services to businesses.  Our business model is to accelerate growth through carefully targeted acquisition of an array of media and marketing communications companies.

We improve the aim, reduce the cost of reach and focus the marketing proposition down to creating a “one-to-one” relationship with the customer.  Thus, our company has been formed: Accurate Integrated Marketing Solutions (“AIMS”™). This “one-to-one” relationship will be built using traditional as well as new media channels to focus the customer towards a personal online interactive relationship.  In the AIMS™ paradigm marketing efforts are judged on a standard based on Return On Marketing Investment (“ROMI”™).  We believe this plan is a solution to the paradox of declining mass market audiences coupled with increasing advertising costs, which integrates emerging technologies.

#

Trademarks

We hold common law trademarks on AIMS™ and ROMI™.   AIMS™ is a unique doctrine, intellectual property, service, delivery system and corporate development method integrated into what we believe is a powerful client/customer centric business model.

AIMS™ is an audio-logical-acronym for Accurate Integrated Marketing Solutions. AIMS™ is a proprietary marketing service and delivery system designed to improve the aim, reduce the cost and lessen the reach to target a market on a “one-to-one” basis.   We believe AIMS™ will achieve a client company’s goals and objectives; maximizing the client’s Return On Marketing Investment (“ROMI™”).

AIMS™ is a marketing system that is designed to vertically integrate horizontal services into a focused “one-to-one” marketing program/campaign.  We believe this system can meet and exceed a client company’s goals and objectives to expand their top line revenues, market and Customer Relationship Management (“CRM”™) at lower cost than legacy advertising and marketing communications programs.

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

AIMS™ management has undertaken comprehensive industry research including evaluation of the full scope of marketing services including, but not limited to, advertising (Top 100), direct marketing (Top 20), sales promotion (Top 20), public relations (Top 20), market research (Top 25) and marketing support services (Top 200).  Based on our analysis, AIMS™ believes that traditional media and marketing services do not offer the integrated solutions we provide.

Regulation

Our business is not regulated by any governmental agency and approval from any governmental agency is not required for us to market or sell our products. However, some of our acquisitions may be subject to regulatory oversight. For example, the Federal Communications Commission regulates the radio and television properties.

Employees

We presently have 13 employees.  We plan to hire additional personnel on an as needed basis as our operations expend.  At the date of this report we do not have any formal employment agreements in place.

Item 2. Description of Property

We sublease office space from the For Our Grandchildren Social Security Education Project, ("Education Project"), at a cost of $1,733 per month under an agreement that runs through December 2003.  Total sublease payment were $28,269 and $-0- for the years ended December 31, 2003 and 2002, respectively.  We obtain office support, equipment and services under cost sharing agreements with this organization and an unrelated Company with which it shares subleased office space accrued at a total monthly cost of $8,750. Total payments under the cost-sharing arrangements were $105,000 and $-0- for the years ended December 31, 2003 and 2002, respectively. Our executive offices are located at 10400 Eaton Place, Suite 450, Fairfax, Virginia 22030. .  We have an additional office in Tampa, Florida at a cost of $241 per month under a month to month arrangement.

Item 3.  Legal Proceedings

Management is not aware of any other current or pending legal proceedings involving AIMS Worldwide or our officers and directors.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMWW.  At December 31, 2003 there were 61 shareholders of record holding 14,840,000 shares of common stock.  Of the issued and outstanding common stock, approximately 3,053,000 are free trading.  The balance are restricted stock as that term is used in Rule 144.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.  The following table shows the highs and lows of the closing bid and ask on the Company’s stock for the previous two years.

CLOSING BID

CLOSING ASK

High

Low

High

Low

2003

Jan 2 thru March 30

.1.01

.51

1.14

.75

April 1 thru June 28

1.15

.65

1.50

1

July 1 thru September 30

.90

.61

1.05

.70

October 1 thru December 31

.61

.40

.77

.51

2002

Jan. 2 through March 28

.05

.05

None

None

April 1 through June 28

.05

.05

None

None

July 1 through September 30

.10

.05

2.25

2.25

October 1 through December 31

.51

.05

2.25

.75

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

We have not paid or declared any dividends since inception and do not intend to declare any such dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities.

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions do not involve any public offering and no commissions were paid on the transaction.

Between April and November 2003, we sold 1,000,000 shares of common stock to fourteen  unrelated investors for total proceeds of $500,000.  In December 2003, we sold 714,286 shares of common stock to one unrelated  investor for total proceeds of $250,000.

In August 2003, we issued 10,000 shares of our common stock for public relations services.  The shares were valued by the Board of Directors at $.50 per share based upon contemporaneous sales of stock for cash to unrelated third parties.  Because the shares of common stock were not registered, the stock certificates bear certain legends regarding transferability.  We recorded $5,000 in compensation expense for the public relations services.

In April 2003, we issued 500,000 shares of our common stock to an unrelated third-party for an exclusive three-year software license.  The shares were valued by the Board of Directors at $.50 per share based upon contemporaneous sales of stock for cash to unrelated third parties.  Because the shares of common stock were not registered, the stock certificates bear certain legends regarding transferability.  We recorded $5,000 in compensation expense for the public relations services.

During the year ended December 31, 2003, we circulated a private offering memorandum relating to the private offering of shares of our common stock.  The securities have not been registered pursuant to the Securities Act of 1933, as amended (the “ACT”), nor have they been registered under the securities act of any state.  These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws.  Our management, who was not paid any commission or compensation for offering or selling the securities, sold the securities.   We sold 1,714,286 shares of common stock for net proceeds of $724,769, after deducting offering costs of $25,231.

On December 20, 2002, we exchanged 10,000,000 shares of common stock for all of the issued and outstanding shares of AIMS Worldwide, Inc., a Nevada corporation.  The transaction was a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986.  The 10,000,000 shares were allocated as follows:

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The management’s discussion and analysis should be read in conjunction with the audited financial statements appearing at the end of this report.  The financial information for 2002 reflects the December 17, 2002 Agreement and Plan of Reorganization between AIMS and EtG Corporation.

Results of Operations Years Ended December 31, 2003 and 2002

We generated revenue from continuing operations of  $280,958 in 2003 compared to revenues of $41,118 in 2002.  The majority of revenue was generated by sales to related parties.  Related party sales in 2003 to ATB Media and Newsnet, companies controlled by Michael Foudy, our Chairman and Director, totaled $270,958 and represented 96% of all sales.   The Company recorded $191,276 in revenue from the For Our Grandchildren Social Security Education Project, ("Education Project") under a cost plus fee arrangement, representing 61 percent of total revenue in 2003.  Total related party sales in 2002 were $31,718 representing 77% of all sales.  Of these sales, $16,000 in sales derived from accounts with NewsNet and $11,000 in sales were to ATB Media.  The remaining $4,718 in related party revenue was from the For Our Grandchildren Social Security Education Project, (“Education Project”).  We also received $11,374 in expense reimbursements from the Education Project.  Other revenue of $9,400 in 2002 was from sales to an unrelated client.

Costs and expenses for the year ended December 31, 2003 were $953,496. These 2003 expenses are significantly higher than those incurred during fiscal 2002. The increase is largely due to an impairment loss of $125,000 and general and administrative expenses of $828,496. Costs and expenses for the year ended December 31, 2002 were $134,045.  These 2002 expenses consisted of $40,734 in payments to related parties and $93,311 in other expenses.  Related party expenses were largely attributable to rent paid to the Education Project and to offices support expenses paid to our co-tenant.   The remaining expenses consisted mainly of general and administrative expenses.  These expenses were primarily due to auditing costs, legal expenses and consulting fees relating to the merger between AIMS and ETG.  As a result of the forgoing factors, we realized a net loss of $677,052 for 2003 and $92,927 for fiscal 2002.

Critical Accounting Policies, Judgments and Estimates

General

The preparation of our Consolidated Financial Statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our Consolidated Financial Statements and other disclosures included in this report.

Provisions for Doubtful Accounts and Authorized Credits

We are exposed to losses due to uncollectible accounts receivable. Provisions for these items represent our estimate of actual losses based on our historical experience and are made at the time the related revenue is recognized. The provision for doubtful accounts is recorded as a charge to operating expense.   Historically, we have had no losses . However, unexpected or significant future changes in trends could result in a material impact to future statements of income and cash flows.

Legal Contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our income statement. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in one legal proceedings as discussed in “Item 3: Legal Proceedings”  We believe that we have meritorious defenses to the claims against us. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our three segments.

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion, or all of, the deferred tax asset will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our income statement.      Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future statements of income and cash flows.

Asset Impairments

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. Impairment estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

Liquidity and Capital Resources

At December 31, 2003, total current assets were $407,662 consisting of $252,080 in cash, $84,206 in accounts receivable, $65,319 due from ATB Media, a merger candidate, and $6,057 in security deposits.  Total current liabilities at December 31, 2003 were $233,349, consisting entirely of accounts payable.

At December 31, 2002 total assets were $27,797 consisting of $101 in cash, $22,008 in accounts receivable, $354 in advances and $5334 in a security deposit.  Total current liabilities at December 31, 2002 were $95,223 consisting of $93,017 in accounts payable and a bank overdraft of $2,206.

We do not have any long term capital commitments.

We are still a relatively new company and have not yet fully implemented our business plan.  Due to our lack of profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern.  We do not have any long term capital commitments and we believe that our immediate needs can be met with a combination of cash on hand and through ongoing operations.  However, we will require additional capital to fully implement our business plan.  We are currently negotiating to acquire other media providers and estimate that we will have to raise approximately $15,000,000 during the coming year for operating expenses and acquisition costs.  We will also have ongoing legal and auditing expenses as well as office and lease expenses.  If we cannot generate sufficient capital through ongoing operations, we will likely sell common stock, seek advances from officers or explore other debt financing strategies.

Management of AIMS Worldwide, Inc., is currently seeking capital to purchase its first group of four to five profitable operating organizations.  In accordance with the AIMS Five Year Plan, the target companies are currently financially healthy operating entities that, once acquired, will help fulfill AIMS' unique mission of organically growing a viable network of affiliated marketing and media subsidiaries.

Also, in accordance with management timetables, the unique nature of AIMS concept makes the capital seeking process somewhat different than one pursued for single, traditional marketing and media companies, which do not offer a wide range or products as those planned by AIMS; as of spring 2004 company principals have received enthusastic responses from individuals representing potential capital sources.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 23.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Gerald Garcia Jr. B. Joseph Vincent Michael Foudy Patrick J. Summers	59 58 52 48	CEO and President Vice Chairman and Secretary Chairman Chief Financial Officer	2002 2002 2002 2002

The following is a brief summary of the business experience of our officers and directors:

Gerald Garcia Jr., CEO and President.  Mr. Garcia has been President of AIMS since inception in October of 2002.  In December of 2000, Mr. Garcia became Chief Operating Officer of Gregory Welteroth Advertising in Montoursville, Pennsylvania and has served as President of that company since June of 2001.  Previously, Mr. Garcia was editor of the San Bernardino County Sun newspaper from September 1999 to May 2000 where he oversaw the transition of ownership from Gannett to Media News.  From 1995 to 1999, Mr. Garcia served as President and CEO of Heartland Capital Corp. in McLean Virginia.  Mr. Garcia has over 30 years experience in advertising and newspaper publishing and has worked in various capacities for several newspapers including the Houston Post, the Los Angeles Daily News, the Kansas City Star and the Knoxville Journal.

B. Joseph Vincent, Vice Chairman and Secretary.  Mr. Vincent has been an officer and director of AIMS since inception on October 7, 2002.  Since 1996, Mr. Vincent has been self employed as a business consultant and currently serves on the Boards of Directors of several companies including Integrated Power Group, Ltd., UCI Web Group, Inc., netVillage.com LLC and Neighborhood Marketing Institute.

Michael Foudy, Chairman.  Mr. Foudy Graduated from the University of Arizona in 1973 and received his JD from the University of Arizona Law School in 1976.  Mr. Foudy has been a member of the Board of Directors of AIMS since inception in October of 2002.  Mr. Foudy has practiced law in Arizona since 1976 and is a principal founder and managing member of ATB Productions, LLC and the Heartland Group of Companies.  Mr. Foudy currently serves on the boards of UCI Web Group Inc, a consolidator of Internet website design and marketing firms and ATB Media, Inc.  Previously, Mr. Foudy hosted ATB’s “America The Beautiful” nationally syndicated talk radio show from February 1995 until February 1997 and co-hosted “Newsmaker” which was syndicated to 119 radio stations by the United Broadcasting Network from September 1996 until March 1999.  Mr. Foudy has been active in a variety of charitable and community organizations including the Tucson Free Clinic, Tucson Community Food Bank, Arizona Opera Company and Southwestern Film Consortium.

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

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10. Executive Compensation

We do not currently pay our officers or directors.  Executive compensation for the previous three years is as follows:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
James R. Smith President Secretary and Treasurer, April 2001-December 2002	12/31/03 12/31/02 12/31/01	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

William Stutz,

  President and Treasurer and

  November 1998- April 2001

Valerie M. Stutz

  Secretary and Director

  November 1998-April

2001

Gerald Garcia, Jr.

Chief Executive Officer and President

Patrick J. Summers

Chief Financial Officer

Michael Foudy(1)

Chairman

B. Joseph Vincent

Vice Chairman and Secretary

	12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01	-0- -0- 18,000 -0- -0- 36,000 115,269 -0- -0- 61,956 -0- -0- 70,000 -0- -0- 47,500 -0- -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- 32,000 -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- 7,483 -0- -0- -0- -0- -0-

(1)

Michael Foudy received $70,000 in salary during 2003 and his Gramercy Investments, LLC received $32,000.  Mr. Foudy also received $7483 in compensation for consulting services.

We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2003, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 15,534,286 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Gerald Garcia Jr., (1)

600 S. Deer Lake Dr. West

Carbondale, DE 62901

B. Joseph Vincent

1064 High Rock Rd

Raychimes, VA 24472

Denison E. Smith

3421 Norwalk Ct.

Manassas, VA 20112

Michael Foudy (2)

10400 Eaton Place, Suite 450

Fairfax, VA 22030

Max E. Miller

9746 South Park Circle

Fairfax Station, VA 22039

Patrick Summers (1)

10400 Eaton Place, Suite 450

Fairfax, VA 22030

	Common Common Common Common Common Common	2,400,000 2,400,000 1,800,000 2,400,000 2,150,000 0	15.45% 15.45% 11.59% 15.45% 13.84% 0%
Officers and Directors as a group: 7 people	Common	11,150,000	71.78%

(1)

Officer

(2)

Mr. Foudy’s shares are held by Gramercy Investments, LLC.  Mr Foudy is owner of Gramercy Investments, LLC.

(3)

1,750,000 of Mr. Miller’s shares are held by Media Partners, LLC.  Mr. Miller is the managing member of Media Partners, LLC. Mr. Miller holds 400,000 shares directly.

Item 12. Certain Relationships and Related Transactions.

In 2003, we paid consulting fees totaling $60,891 to Directors.

Our chairman and director, Michael Foudy, and our treasurer and director, Dennison Smith, are members of the management committee of the For Our Grandchildren Social Security Education Project.  (“Education Project”).  We had an agreement to provide marketing and communications services for the Education Project through December 31, 2003. The Company recorded $191,276 in revenue from the For Our Grandchildren Social Security Education Project, ("Education Project") under a cost plus fee arrangement, representing 61 percent of total revenue in 2003.  We sublease office space from the Education Project at a cost of $1,733 per month under an agreement that ran through December 2003.  Total sublease payment were $28,269 and $-0- for the years ended December 31, 2003 and 2002, respectively.  We obtain office support, equipment and services under cost sharing agreements with this organization and an unrelated Company with which it shares subleased office space accrued at a total monthly cost of $8,750. Total payments under the cost-sharing arrangements were $105,000 and $-0- for the years ended December 31, 2003 and 2002, respectively.

In 2003, we recorded $270,958 in revenue from related parties representing 96 percent of total revenue. The Company recorded $79,682 in sales from ATB Media and Newsnet, companies managed and controlled by Michael Foudy. In addition, the Company has recorded $191,276 in revenue from the For Our Grandchildren Social Security Education Project (“Education Project”) under a cost plus fee arrangement, representing 61 percent of total revenue.

In 2003, we paid legal and other costs on behalf of ATB Media Services totalling $65,319.  We incurred these costs in connection with a proposed business combination. The costs are reflected as due from merger candidate in the accompanying financial statements.

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

In 2002, we received services contributed by members/shareholders (who and how much for each?) without compensation both for management and organizational efforts and client service efforts.  The value of these services was determined by our board of directors in good faith at $25,400 and has been included in expense and recorded as Additional Paid-in-Capital to acknowledge this effort.

In 2002, we recorded $27,000 in revenue from ATB Media and Newsnet representing 66 percent of total revenue. Sales to Newsnet were $16,000 in 2002 and sales to ATB Media were $11,000. In addition, the Company recorded $4,718 in revenue and received $11,374 in expense reimbursements from the For Our Grandchildren Social Security Education Project, (“Education Project”) under a cost plus fee arrangement, representing 11percent of total revenue.

We have a license agreement with a partnership that includes our officers and shareholders under which the partnership will pay an initial fee of $1,500 and a royalty of one percent of revenue for the use of business methods, processes and intellectual property developed by the constituent partners, including the “Accurate Integrated Marketing Solutions” business services model and related trade secret systems and processes, URLs, logos and trade names.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number

Title

Location

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

32.1

Certification of the Principal Executive Officer  pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002

Attached

32.2

Certification of the Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002

Attached

Reports on Form 8-K:

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of AIMS’ annual financial statement and review of financial statements included in AIMS’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 4,900 for fiscal year ended 2002 and $ 7,112.50 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of AIMS’ financial statements that are not reported above were $ 0 for fiscal year ended 2002, and $175 for fiscal year ended 2003 and consisted of review of the merger agreement.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

#

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMS Worldwide, Inc.

Date: April 15, 2004

/s/ Gerald Garcia Jr.

Gerald Garcia Jr.

Chief Executive Officer

Date: April 15, 2004

/s/ Patrick J. Summers

Patrick J. Summers

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2004

/s/ Michael Foudy

Michael Foudy

Chairman

Date: April 15, 2004

/s/ Joseph VIncent

B. Joseph Vincent

Vice Chairman

#

AIMS WORLDWIDE, INC.

TABLE OF CONTENTS

Page

Report of Independent Auditors

  19

Balance Sheet at December 31, 2003 and 2002

  20

Statements of Operations for the Years Ended December 31, 2003 and 2002

   21

Statements of Stockholders’ Equity for the period from

  January 1, 2002 through December 31 2003

   22

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

24

Notes to Financial Statements

25

#

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of:

AIMS Worldwide, Inc.:

We have audited the accompanying balance sheet of AIMS Worldwide, Inc., a Nevada corporation, as of December 31, 2003, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these  financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the  financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of  AIMS Worldwide, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that AIMS Worldwide, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s significant operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern.  The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Substantially all of the Company’s service revenues were derived from transactions with related entities.

Cordovano and Honeck, P.C.

Denver, Colorado

April 8, 2004

#

#

AIMS WORLDWIDE, INC.
Balance Sheet December 31, 2003
Assets

Current Assets:
Cash	$ 252,080
Accounts receivable	84,206
Due from merger candidate (Note 2)	65,319
Deposits	6,057

Total Current Assets	407,662

Other Asset:
Prepaid Technology License Fee (Note 3)	65,278

Total Assets	$ 472,940

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$ 233,349

Total Current Liabilities	233,349

Stockholders' Equity (Note 5)
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 15,534,286 shares issued and outstanding	15,534
Additional paid-in capital	989,736
Stock options outstanding-30,000 options	4,300
Retained Deficit	(769,979)

Total Stockholders' Equity	239,591

Total Liabilities and Stockholders' Equity	$ 472,940

#

AIMS WORLDWIDE, INC. Statements of Operations

	Year Ended
	December 31,
	2003	2002

Revenue:
Related Parties (Note 2)	$ 270,958	$ 31,718
Others	10,000	9,400
	280,958	41,118

Costs and expenses:

Asset Impairment charge (Note 3)	125,000	-
General and Administrative Expenses	828,496	134,045
	953,496	134,045

Operating Loss	(672,538)	(92,927)

Interest Expense, net	(4,514)	-

Loss before provision for income taxes	(677,052)	(92,927)

Income taxes (Note 4)	-	-

Net Loss	$ (677,052)	$ (92,927)

Basic and diluted loss Per Share	$ (0.05)	$ (0.01)

Weighted Average number of
Shares Outstanding	14,069,753	10,099,753

#

AIMS WORLDWIDE, INC. Statements of Stockholders’ Equity

	LLC Members Capital	Common Stock		Additional Paid-in Capital	Stock Options Issued	Accumulated Deficit	Total
		Shares	Par Value
	_________	_________	__________	__________	_________	_________	_________
Balance, December 31, 2001	$ -	-	$ -	$ -	$ -	$ -	$ -

Services contributed by members (Note 5)	25,400	-	-	-	-	-	25,400

Loss prior to reorganization	-	-	-	-	-	(25,400)	(25,400)

Common stock issued in
reorganization from LLC to
corporation, October 7, 2002(Note 1)	(25,400)	10,000,000	10,000	15,400	-	-	-

Common stock issued in
corporate reorganization
December 20, 2002 (Note 1)	-	3,310,000	3,310	(3,209)	-	-	101

Loss subsequent to reorganization	-	-	-	-	-	(67,527)	(67,527)
	__________	____________	___________	___________	___________	___________	__________
Balance, December 31, 2002	-	13,310,000	13,310	12,191	-	(92,927)	(67,426)

Common Stock sold net of offering costs of $25,231 (Note 5)	-	1,714,286	1,714	723,055	-	-	724,769

Common stock issued for contract (Note 5)	-	500,000	500	249,500	-	-	250,000

Common stock issued for services	-	10,000	10	4,990	-	-	5,000

Stock options granted (Note 5)	-	-	-	-	4,300	-	4,300

Net Loss for year	-	-	-	-	-	(677,052)	(677,052)
	___________	___________	___________	___________	___________	____________	__________
Balance, December 31, 2003	$ -	15,534,286	$ 15,534	$ 989,736	$ 4,300	$ (769,979)	$ 239,591
	==========	==========	==========	==========	==========	==========	==========

#

AIMS WORLDWIDE, INC.

Statements of Cash Flows

	Year Ended
	December 31,
	2003	2002

Cash Flows From Operating Activities:
Net loss	$ (677,052)	$ (92,927)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	59,722	-
Impairment of technology license (Note 3)	125,000	-
Stock options issued (Note 5)	4,300	-
Stock issued for services	5,000	-
Services contributed by members/shareholders (Note 2)	-	25,400
	(483,030)	(67,527)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(127,886)	(27,696)
Accounts payable and other current liabilities	138,126	95,223
Net Cash Used in Operating Activities	(472,790)	-

Cash Flows From Investing Activities:

Cash acquired in reorganization	-	101
Net Cash Provided by Investing Activities	-	101

Cash Flows From Financing Activities:
Proceeds from sale of common stock (Note 5)	750,000	-
Offering costs for sale of common stock	(25,231)
Proceeds from notes payable - stockholders (Note 2)	30,000	-
Repayments of note payable – stockholders	(30,000)	-
Net Cash Provided By Financing Activities	724,769	-

Net change in cash	251,979	101

Cash, beginning of year	101	-

Cash, end of year	$ 252,080	$ 101

Cash Paid During the Year for:
Interest	$ 300	$ -
Income taxes	$ -	$ -

Non-cash Financing Activities
Stock issued to acquire technology license	$ 250,000	$ -

#

AIMS WORLDWIDE, INC.

Notes to Financial Statements

Note 1: Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Description of Operations

AIMS Worldwide, Inc. provides integrated marketing and media services to businesses.  We have recently commenced operations.  We have a contract with a related entity to recruit and train employees and to provide marketing communications for which we receive a management fee.  We also provided services to two other related entities and one unrelated third party during 2003.

Background

We were incorporated in Nevada on October 7, 2002 to act as the successor to AIMS Group, LLC (the “LLC”).  Effective October 7, 2002, the LLC reorganized and the existing members exchanged 100 percent of their memberships in the LLC for an aggregate of 10,000,000 common shares of our company.  This transaction was a reorganization of companies under common control, and accordingly, it was accounted for at historical cost.

Effective December 17, 2002, Accurate Integrated Marketing Solutions Worldwide, Inc. (“AIMSWI”) merged with ETG Corporation (“ETG”) which was incorporated in the state of Nevada on March 13, 1996.  Subsequent to the merger, ETG changed its name to AIMS Worldwide, Inc..  In 1999, ETG filed a Form SB-2 registration statement with the Securities and Exchange Commission relating to the registration of up to 200,000 shares of common stock at a price of $1.00 per share.  ETG closed the offering in April 2000 and realized approximately $158,250 in proceeds from the public offering, net of related offering costs.

Basis of Presentation

When we refer to “we,” “our,” or “us” in this document, we mean AIMS Worldwide, Inc. and its Nevada predecessor. When we refer to “ETG” we mean the predecessor.

We have incurred significant operating losses since our inception and at December 31, 2003, we have a net working capital deficiency.  We are currently seeking equity capital in order to proceed with our business plan.  While we have been successful in the past in raising equity capital, the unique nature of our business concept, has limited our ability to acquire additional equity capital.  We believe that we are not a viable candidate for commercial bank debt financing due to our lack of operating history and our lack of tangible assets.   There is no assurance that we will meet the objectives of our business plan or that we will be successful in obtaining additional financing. Because there is no guarantee that we will succeed in accomplishing our objectives, substantial doubt exists about our ability to continue as a going concern.

As of December 31, 2003, we no longer classify ourselves as a development stage enterprise in accordance with Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”).

Financial instruments and cash equivalents

Our financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates fair value because of their short-term nature. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.

#

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the  financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Accounts Receivable

After reviewing and assessing our accounts receivable for collectibility, we have determined that all receivables are collectible.

Intangibles

Our software technology license is stated at cost and the license is amortized over its term of three years.  Our software technology license is amortized using the straight-line method.

Concentrations

Substantially all of our service revenues were derived from transactions with related entities.  Fees from our major customer accounted for 61 percent of our service revenue in 2003.

Income Taxes

We report income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the  financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

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

At December 31, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Revenue Recognition

Our revenue policies meet the criteria for realizing and earning revenues set forth in SEC Staff Bulletin (“SAB”) 101 because, when applicable, we recognize revenue and earnings only when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) our vendor’s price is fixed or determinable, and (4) collectibility is reasonably assured.

Revenue for service fees is recognized at the time the service is performed. Revenue for product sales is recognized at the time the product is delivered. Advertising revenue is earned as the advertisements are aired.  Revenue from speaking engagements is recognized after the speech is delivered.

#

A substantial portion of our 2003 service revenue was derived from a cost-plus service contract with a related entity.   In accordance with Emerging Issues Task Force (EITF) Issue 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recognize the net amount of revenue retained under the contract because we have earned a management fee.

Stock-based Compensation

We account for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense.

We account for stock-based consulting compensation under the fair value based method which calculates compensation expense based on the fair value of the options expected to vest on the date the option is granted.

Impairment or Disposal of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.

Note 2: Related Party Transactions

In 2003, we paid consulting fees totalling $60,891 to Directors, acting in the capacity of consultants.

In 2003, we paid legal and other costs on behalf of ATB Media Services, Inc., an affiliate, totalling $65,319.  We incurred these costs in connection with a proposed business combination.   The costs are reflected as due from merger candidate in the accompanying financial statements.

In 2002, we received services contributed by members/shareholders without compensation both for management and organizational efforts and client service efforts.  The value of these services was determined by our board of directors in good faith at $25,400 and has been included in expense and recorded as additional paid-in-capital to acknowledge this effort.

In 2003, we recorded $270,958 in revenue from related entities, representing 96 percent of total revenue.  In addition, the Company has recorded $191,276 in revenue from a related organization that the Company is managing under a cost plus fee arrangement, representing 61 percent of total revenue.

#

In 2002, we recorded $27,000 in revenue from companies with common shareholders and management, representing 66 percent of total revenue.  In addition, the Company has recorded $4,718 in revenue and received $11,374 in expense reimbursements from a related organization that the Company is managing under a cost plus fee arrangement, representing 11 percent of total revenue.

We sublease office space from the organization we manage at a cost of $1,733 per month under an agreement that runs through December 2003.  Total sublease payment were $28,269 and $-0- for the years ended December 31, 2003 and 2002, respectively.  We obtain office support, equipment and services under cost sharing agreements with this organization and an unrelated Company with which it shares subleased office space accrued at a total monthly cost of $8,750. Total payments under the cost-sharing arrangements were $105,000 and $-0- for the years ended December 31, 2003 and 2002, respectively.

We have a license agreement with a partnership that includes our officers and shareholders under which the partnership will pay an initial fee of $1,500 and a royalty of one percent of revenue for the use of business methods, processes and intellectual property developed by the constituent partners, including the “Accurate Integrated Marketing Solutions” business services model and related trade secret systems and processes, URLs, logos and trade names.

Note 3: Technology License Agreement

In April 2003, we issued 500,000 shares of our common stock in exchange for a license to use certain technology.  We valued the license at $250,000.  In the fourth quarter of 2003, we completed a review of our assets that identified the license as an asset whose carrying amount was not fully recoverable.  As a result of this review, we recorded an asset impairment charge of $125,000.

As of December 31, 2003, the new carrying value of the license is $65,278.

Note 4: Income Taxes

Because we underwent an ownership change in 2002, as defined in Section 382 of the Internal Revenue Code, our tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended December 31, 2003 and the period from October 7, 2002 (inception) through December 31, 2002 follows:

	Year Ended December 31, 2003	October 7, 2002 (Inception) Through December 31, 2002
	__________	_____________
U.S. statutory federal rate	31.59%	15.00%
State income tax rate, net	7.10%	5.31%
NOL for which not tax Benefit is currently available	-38.69%	-20.31%
	_________	_________
	0.00%	0.00%
	========	========

The benefit for income taxes from operations consisted of the following components at December 31, 2003: current tax benefit of $281,000 resulting from a net loss before income taxes, and deferred tax expense of $281,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The benefit for income taxes from operations consisted of the following components at December 31, 2002: current tax benefit of $19,000 resulting from a net loss before income taxes, and deferred tax expense of $19,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The change in the valuation allowance for the year ended December 31, 2003 was $262,000. The change in the valuation allowance for the period from October 7, 2002 (inception) through December 31, 2002 was $19,000. Net operating loss carryforwards at December 31, 2003 will expire in 2023. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Note 5: Stockholders' Equity

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

Common stock

In August 2003, we issued 10,000 shares of our common stock for public relations services.  The shares were valued by the Board of Directors at $.50 per share based upon contemporaneous sales of stock for cash to unrelated third parties.  Because the shares of common stock were not registered, the stock certificates bear certain legends regarding transferability.  We recorded $5,000 in compensation expense for the public relations services.

In April 2003, we issued 500,000 shares of our common stock to an unrelated third-party for an exclusive three-year software license.  The shares were valued by the Board of Directors at $.50 per share based upon contemporaneous sales of stock for cash to unrelated third parties.  Because the shares of common stock were not registered, the stock certificates bear certain legends regarding transferability.  We recorded $5,000 in compensation expense for the public relations services.

During the year ended December 31, 2003, we circulated a private offering memorandum relating to the private offering of shares of our common stock.  The securities have not been registered pursuant to the Securities Act of 1933, as amended (the “ACT”), nor have they been registered under the securities act of any state.  These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws.  Our management, who was not paid any commission or compensation for offering or selling the securities, sold the securities.   We sold 1,714,286 shares of common stock for net proceeds of $724,769, after deducting offering costs of $25,231.

Options to Purchase Common Stock

In March 2003, we granted to a related entity, an option to purchase 30,000 share of our common stock at $1.00 per share.  The option vested immediately and expires in April 2006.  We used an option pricing model to value the option. Factors used to price the option were as follows:

Market price of stock

$   0.50

Estimated volatility of stock price

     69%

Discount rate

      2%

Dividends

   None

Estimated option life

Three years

Authorization to Grant Common Stock Options

During the year ended December 31, 2003, our Board of Directors authorized us to grant options to our officers to purchase up to a total of 1 million shares of common stock each year for the next five years.  However, no options have been granted under this authorization.

Authorization to Issue Restricted Stock Awards

During the year ended December 31, 2003, our Board of Directors authorized us to issue 1,301,800 shares of restricted stock to certain employees and consultants.  510,000 shares have been issued under this restricted stock award.

Note 6: Acquisition and Merger

On November 12, 2002, AIMSWI agreed to exchange 100 percent of its common shares for 10,000,000 shares of the common stock of ETG.  On December 17, 2002, the two companies merged.  This acquisition has been treated as a recapitalization of AIMSWI, with ETG the legal surviving entity.  Since ETG had, prior to the recapitalization, minimal assets (consisting of a small amount of cash) and no operations, the recapitalization has been accounted for as the sale of 3,310,000 shares of AIMSWI common stock for net assets of ETG.  Costs of the transaction have charged to the period.  The recapitalization took place on December 17, 2002, however the financial statements have been prepared as if the recapitalization took place on December 31, 2002.