Form 10QSB
period 2004-03-31
AIMS WORLDWIDE INC
filed 2004-05-17
CIK 1094363

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______  to_____

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2004: 15,768,686 shares of common stock, par value $0.001

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

FORM 10-QSB

AIMS WORLDWIDE, INC.

(A Development Stage Company)

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Balance Sheet, March 31, 2004 (Unaudited)

Statements of Operations (Unaudited) - three months ended March 31, 2004 and 2003

Statements of Stockholders’ Equity – three months ended

March 31, 2004 (Unaudited)

Statements of Cash Flows (Unaudited) - three months ended March 31, 2004 and 2003

Notes to financial statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 8 9 11 13
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 5. Subsequent Events and Related Party Transactions Item 6. Exhibits and Reports on Form 8-K	13 13 14
	Signatures	14

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

#

Aims Worldwide, Inc.

Balance Sheet (Unaudited)

March 31, 2004

Assets

Current Assets:
Cash	$ 112,627
Accounts receivable	80,838
Due from merger candidate (Note 2)	79,695
Prepaid expense	2,322
Security deposit	5,816

Total Current Assets	281,298

Equipment:
At cost, net of accumulated depreciation of $85	4,751

Other Asset:

Prepaid Technology License Fee	44,444

Total Assets	$ 330,493

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$ 239,871
Total Current Liabilities	239,871

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 15,768,686 shares issued and outstanding	15,769
Additional paid-in capital	1,123,979
Stock options outstanding	4,300
Deficit accumulated during development stage	(1,053,426)

Total Stockholders' Equity	90,622

Total Liabilities and Stockholders' Equity	$ 330,493
See accompanying notes to financial statements.

#

Aims Worldwide, Inc.

Statements of Operations (Unaudited)

	Three Months ended
	March 31,
	2004	2003

Revenue:
Related Parties	$ 78,469	$ 41,175
Others	-	-
	78,469	41,175

Costs and expenses:

General and Administrative Expenses	362,013	132,762
	362,013	132,762

Operating Loss	(283,544)	(91,587)

Interest Income	97	-

Loss before provision for income taxes	(283,447)	(91,587)

Income taxes	-	-

Net Loss	$ (283,447)	$ (91,587)

Basic and diluted loss Per Share	$ (0.02)	$ (0.01)

Weighted Average number of
Shares Outstanding	15,726,455	13,310,000

See accompanying notes to financial statements.

Aims Worldwide, Inc Statements of Equity (Unaudited)
	LLC Members Capital	Common Stock		Additional Paid-in Capital	Stock Options Issued	Accumulated Deficit	Total
		Shares	Amount

Balance, December 31, 2003	$ -	15,534,286	$ 15,534	$989,736	$ 4,300	$(769,979)	$239,591

Common Stock issued	-	100,000	100	49,900	-	-	50,000

Common stock issued for services	-	20,000	20	12,980	-	-	13,000

Common stock issued to employees	-	114,440	114	71,364	-	-	71,478

Net Loss for quarter	-	-	-	-	-	(283,447)	(283,447)

Balance, March 31, 2004	$ -	15,768,726	$ 15,768	$ 1,123,980	$ 4,300	$ (1,053,426)	$ 90,622
See accompanying notes to financial statements.

#

Aims Worldwide, Inc.

Statements of Cash Flows

	Three Months ended
	March 31,
	2004	2003

Cash Flows From Operating Activities:
Net loss	$ (283,447)	$ (91,587)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	20,918	-

Stock issued for services	84,478	-

	(178,051)	(91,587)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(13,087)	(529)
Accounts payable and other current liabilities	6,521	66,315
Net Cash Used in Operating Activities	(184,617)	(25,801)

Cash Flows From Investing Activities:
Purchase of equipment	(4,837)	-

Net Cash Used in Investing Activities	(4,837)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	50,000	-

Proceeds from notes payable - stockholders	-	30,000

Net Cash Provided By (Used in) Financing Activities	50,000	30,000

Net Increase (Decrease) in Cash	(139,454)	4,199

Cash, beginning of period	252,081	101

Cash, end of period	$ 112,627	$ 4,300

Cash Paid During the Period For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

 (Unaudited)

#

See accompanying notes to financial statements.

AIMS Worldwide, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

Note A:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2003, as filed in its annual report on Form 10KSB filed April 1, 2004, and should be read in conjunction with the notes thereto.

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

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended December 31, 2003 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended March 31, 2004. The comparative figures for the three-month period ended March 31, 2003 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

AIMS Worldwide, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

March 31, 2004

Note B: Income Taxes

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

Three Month periods Ended March 31, 2004 and 2003

We generated revenue from continuing operations of $78,469 and $41,175 during the three months ended March 31, 2004 and 2003, respectively, all of which was generated from related parties.    Included in this revenue is $62,794 and $9,175 received  from the For Our Grandchildren Social Security Education Project, ("Education Project").  We also received $176,864 and $72,450, respectively, in expense reimbursements from the Education Project.

Costs and expenses for the three months ended March 31, 2004 and 2003 were $362,013 and $132,762.   These expenses consist mainly of general and administrative expenses and the costs of increasing the company’s activities since it began operating late in 2002.  Included in expenses in 2003 is $84,478 of compensation and consulting expense that was paid by issuance of common stock.  As a result of the forgoing factors, we realized net losses of $283,447 and $91,587 for the three months ended March 31, 2004 and 2003.

Liquidity and Capital Resources

At March 31, 2004 total current assets were $281,298 consisting primarily of $112,627 in cash, $80,838 in accounts receivable and $79,695 advanced to a merger candidate.  Total current liabilities at March 31, 2004 were $239,871 consisting of accounts payable.

Cash used in operating activities during the three months ending March 31, 2004 and 2003 was $184,617 and $25,801.  Cash used in investing activities in 2004 was $4,837 used to purchase office equipment.  Cash provided by financing activities was $50,000 received from the sale of common stock in 2004 and a loan of $30,000 from a stockholder in 2003.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

 In January of 2004, we sold 100,000 shares of previously authorized but unissued common stock to an accredited investor for $50,000 or $.50 per share.  The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had a pre-existing relationship with AIMS and had access to all material information pertaining to the Company’s financial condition.  No broker was involved and no commissions were paid in the transaction.

In January and February of 2004, we issued 134,440 shares of previously authorized but unissued common stock to consultants and employees for services provided.  The stock was valued at $84,478, based on the market price on the day it was issued, $.62 to $.65 per share.  No broker was involved and no commissions were paid in the transaction.

Item 5.  Related Party Transactions and Subsequent Events

Our chairman and director, Michael Foudy,  are members of the management committee of the For Our Grandchildren Social Security Education Project.  We sublease office space from the Education Project at a cost of $1,733 per month.  Total related party expenses during the three months ended March 31, 2003 were $5,199.

We have an agreement to provide marketing and communications services for the Education Project.  During the first three months of 2004, we received $62,794 in related party revenue and $176,864 in expense reimbursements from the Education Project.

Two of our clients, ATB Media and Newsnet, are managed or controlled by Michael Foudy.  During the three months ended March 31, 2004, we received $15,675 in revenue from NewsNet accounts.

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

Attached

32.2

Certification of the Chief Financial Officer pursuant to

18 U.S.C. Section 1350, as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002

Attached

Reports on Form 8-K:

No reports were filed by Aims Wolrdwide, Inc on Form 8-K during the three-month period ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIMS Worldwide, Inc.

_/s/ Gerald Garcia Jr.

Date: May 17, 2004

Gerald Garcia Jr.

Chief Executive Officer

_Patrick J. Summers

Date: May 17, 2004

Patrick J. Summers

Chief Financial Officer