Form 10QSB
period 2004-06-30
AIMS WORLDWIDE INC
filed 2004-09-15
CIK 1094363

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2004

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2004: 17,694,163 shares of common stock, par value $0.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                              AIMS WORLDWIDE, INC.
                          (A Development Stage Company)
INDEX


                                                                               Page
PART I.   Financial Information
          Item 1.  Consolidated Financial Statements                              3

          Consolidated Balance Sheet, June 30, 2004 (Unaudited)                 3-4

          Consolidated Statements of Operations (Unaudited) - three months
          ended June 30, 2004 and 2003                                            5

          Consolidated Statements of Operations (Unaudited) - six months
          ended June 30, 2004 and 2003                                            6

          Consolidated Statements of Stockholders' Equity - six months ended
          June 30, 2004 (Unaudited)                                               7

          Consolidated Statements of Cash Flows (Unaudited) - six months
          ended June 30, 2004 and 2003                                            8

          Notes to Consolidated Financial Statements (Unaudited)               9-15

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                         16

          Item 3.  Controls and Procedures                                       19

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                     19

          Item 5.  Subsequent Events and Related Party Transactions              20

          Item 6.  Exhibits and Reports on Form 8-K
                                                                                 20

          Signatures                                                             21

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.




                              Aims Worldwide, Inc.
                     Consolidated Balance Sheet (Unaudited)
                                  June 30, 2004

                                     Assets
Current Assets:
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $   23,035
    Accounts receivable . . . . . . . . . . . . . . . . . .     146,973
    Prepaid expense . . . . . . . . . . . . . . . . . . . .       1,628
    Security deposit. . . . . . . . . . . . . . . . . . . .       5,816
                                                             ----------
Total Current Assets. . . . . . . . . . . . . . . . . . . .     177,452
                                                             ----------

Equipment:
   At cost, net of accumulated depreciation of $338 . . . .       4,499

Other Assets:
   Advances on behalf of radio stations . . . . . . . . . .     988,073
   Investment and advance under bridge financing agreement.           -
   Investment in Group One Broadcasting, Inc. . . . . . . .           -
   Prepaid Technology License Fee . . . . . . . . . . . . .      23,611
                                                             ----------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . .  $1,193,635
                                                             ==========


          See accompanying notes to consolidated financial statements.



                              Aims Worldwide, Inc.
               Consolidated Balance Sheet (Unaudited) (Continued)
                                  June 30, 2004


         Liabilities and Stockholders' Deficit
Current Liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $   322,071
    Accounts payable - related party . . . . . . . . . . . .      700,857
    Notes payable. . . . . . . . . . . . . . . . . . . . . .    1,184,492
    Notes payable - related party. . . . . . . . . . . . . .      164,515
    Assumed debt . . . . . . . . . . . . . . . . . . . . . .       80,000
    Assumed debt - related party . . . . . . . . . . . . . .    1,122,910
    Accrued interest payable . . . . . . . . . . . . . . . .      497,543
    Accrued interest payable - related party . . . . . . . .      873,452
                                                              ------------

Total Current Liabilities. . . . . . . . . . . . . . . . . .    4,945,840
                                                              ------------

Stockholders' Deficit
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding . . . . .            -
    Common stock, $.001 par value, 50,000,000 shares
        authorized, 17,694,163 shares issued and outstanding       17,694
    Additional paid-in capital . . . . . . . . . . . . . . .    1,116,271
    Stock options outstanding. . . . . . . . . . . . . . . .        4,300

    Deficit accumulated. . . . . . . . . . . . . . . . . . .   (4,890,469)
                                                              ------------

Total Stockholders' Deficit. . . . . . . . . . . . . . . . .   (3,752,205)
                                                              ------------

Total Liabilities and Stockholders' Deficit. . . . . . . . .  $ 1,193,635
                                                              ============

          See accompanying notes to consolidated financial statements.



                              Aims Worldwide, Inc.
                      Consolidated Statements of Operations
                                  (Unaudited)


                                                                     Three Months ended
                                                                          June 30,
                                                         ----------------------------------
                                                                        2004          2003
                                                         --------------------  ------------

Revenue:
      Related Parties . . . . . . . . . . . . . . . . .  $            52,994   $   127,398
      Others. . . . . . . . . . . . . . . . . . . . . .                    -        10,000
                                                         --------------------  ------------
                                                                      52,994       137,398

  General and Administrative Expenses . . . . . . . . .              106,098       219,457
  General and Administrative Expenses - related parties              110,729        18.413
                                                         --------------------  ------------
                                                                     216,827       237,870
                                                         --------------------  ------------

      Operating Loss. . . . . . . . . . . . . . . . . .             (163,833)     (100,472)

Interest Expense, net . . . . . . . . . . . . . . . . .              (36,274)            -
Interest Expense, net - related parties . . . . . . . .              (28,501)       (4,600)
                                                         --------------------  ------------

      Loss before provision for income taxes. . . . . .             (228,608)     (105,072)

Income taxes. . . . . . . . . . . . . . . . . . . . . .                    -             -
                                                         --------------------  ------------

      Net Loss. . . . . . . . . . . . . . . . . . . . .  $          (228,608)  $  (105,072)
                                                         ====================  ============

Basic and diluted loss Per Share. . . . . . . . . . . .  $             (0.01)  $     (0.01)
                                                         ====================  ============

Weighted Average number of
   Shares Outstanding . . . . . . . . . . . . . . . . .           17,273,179    13,867,692
                                                         ====================  ============

          See accompanying notes to consolidated financial statements.



                                   Aims Worldwide, Inc.
                          Consolidated Statements of Operations
                                       (Unaudited)


                                                                     Six Months ended
                                                                         June 30,
                                                                      2004          2003
                                                         ------------------  ------------

Revenue:
      Related Parties . . . . . . . . . . . . . . . . .  $         131,463   $   168,573
      Others. . . . . . . . . . . . . . . . . . . . . .                  -        10,000
                                                         ------------------  ------------
                                                                   131,463       178,573
                                                         ------------------  ------------


  Stock issued to employees and for services. . . . . .             84,478             -
  General and Administrative Expenses . . . . . . . . .            272,040       287,968
  General and Administrative Expenses - related parties            222,322        82,664
                                                         ------------------  ------------
                                                                   578,840       370,632
                                                         ------------------  ------------

      Operating Loss. . . . . . . . . . . . . . . . . .           (447,377)     (192,059)

Interest Expense, net . . . . . . . . . . . . . . . . .            (36,274)            -
Interest Expense, net - related parties . . . . . . . .            (28,404)       (4,600)
                                                         ------------------  ------------

      Loss before provision for income taxes. . . . . .           (512,055)     (196,659)

Income taxes. . . . . . . . . . . . . . . . . . . . . .                  -             -
                                                         ------------------  ------------

      Net Loss. . . . . . . . . . . . . . . . . . . . .  $        (512,055)  $  (196,659)
                                                         ==================  ============

Basic and diluted loss Per Share. . . . . . . . . . . .  $           (0.03)  $     (0.01)
                                                         ==================  ============

Weighted Average number of
   Shares Outstanding . . . . . . . . . . . . . . . . .         16,433,952    13,590,387
                                                         ==================  ============

          See accompanying notes to consolidated financial statements.



                                             Aims  Worldwide,  Inc
                                     Consolidated  Statements  of  Equity
                                                 (Unaudited)


                                                        Additional   Stock
                                      Common Stock      Paid-in      Options   Accumulated
                                  -------------------
                                    Shares    Amount    Capital      Issued     Deficit        Total
                                  ----------  -------  ------------  -------  ------------  ------------

Balance, December 31, 2003 . . .  15,534,286  $15,534  $   989,736   $ 4,300  $  (769,979)  $   239,591


Common Stock issued for cash . .     100,000      100       42,201         -            -        42,301

Common stock issued for services      20,000       20       12,980         -            -        13,000

Common stock issued to employees     124,400      124       71,354         -            -        71,478

Common stock issued to acquire
    affiliate, April 19, 2004. .   1,915,477    1,915            -         -   (3,608,435)   (3,606,520)

Net Loss for six months. . . . .           -        -            -         -     (512,055)     (512,055)
                                  ----------  -------  ------------  -------  ------------  ------------

Balance, June 30, 2004 . . . . .  17,694,163  $17,694  $(2,492,165)  $ 4,300  $(1,282,034)  $(3,752,205)
                                  ==========  =======  ============  =======  ============  ============

          See accompanying notes to consolidated financial statements.



                              Aims Worldwide, Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                                        Six Months ended
                                                            June 30,
                                                     ----------------------
                                                        2004        2003
                                                     ----------  ----------

Cash Flows From Operating Activities:
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(512,055)  $(196,659)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization. . . . . . . . .     42,005      18,056
     Stock options issued . . . . . . . . . . . . .          -       4,300
     Stock issued for services. . . . . . . . . . .     84,478           -
                                                                 ----------
                                                      (385,572)   (174,303)
Changes in current assets and liabilities:
     Accounts receivable and other current assets .    (79,781)    (40,181)
     Accounts payable and other current liabilities    148,496      46,830
                                                     ----------  ----------
Net Cash Used in Operating Activities . . . . . . .   (316,857)   (167,654)
                                                     ----------  ----------

Cash Flows From Investing Activities:
  Purchase of equipment . . . . . . . . . . . . . .     (4,837)          -
  Cash acquired in reorganization . . . . . . . . .        347           -
                                                     ----------  ----------
Net Cash Used in Investing Activities . . . . . . .     (4,490)          -
                                                     ----------  ----------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock. . . . . . . .     50,000     250,000
  Offering costs for sale of common stock . . . . .     (7,699)          -
  Proceeds from notes payable - stockholders. . . .     50,000      30,000
  Repayments of note payable - stockholders . . . .          -     (30,000)
                                                     ----------  ----------
Net Cash Provided By (Used in) Financing Activities     92,301     250,000
                                                     ----------  ----------

Net Increase (Decrease) in Cash . . . . . . . . . .   (229,046)     82,346

Cash, beginning of period . . . . . . . . . . . . .    252,081         101
                                                     ----------  ----------

Cash, end of period . . . . . . . . . . . . . . . .  $  23,035   $  82,447
                                                     ==========  ==========

Cash Paid During the Period For:
  Interest. . . . . . . . . . . . . . . . . . . . .  $       -   $     300
                                                     ==========  ==========
  Income Taxes. . . . . . . . . . . . . . . . . . .  $       -   $       -
                                                     ==========  ==========

Non-Cash Financing Activities
  Stock issued to acquire technology license. . . .  $       -   $ 250,000
                                                     ==========  ==========
  Stock issued in reorganization. . . . . . . . . .  $ 957,738   $       -
                                                     ==========  ==========

          See accompanying notes to consolidated financial statements.

                              AIMS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

NOTE  A:  BASIS  OF  PRESENTATION

The consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2003, as filed in its annual report on Form 10KSB filed April 1, 2004, and should be read in conjunction with the notes thereto.

Effective  April  19,  2004,  the Company acquired an affiliate, ATB Media, Inc.
(ATB) in exchange for 1,915,477 shares of common stock and agreement to issue up to an additional 2,000,000 shares if certain conditions are met within thirty-six months after closing. ATB has made investments in, advances to and owns rights to receive income participation from radio stations and other companies. Company shareholders and officers Michael Foudy, Gerald Garcia and Denison Smith were control shareholders of ATB and are each owed substantial amounts by ATB. This transaction was a reorganization of companies under common control, and accordingly, it was accounted for at historical book value.

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

The accompanying statements of operations and cash flows reflect the three-month and six month periods ended June 30, 2004. The comparative figures for the three-month and six-month periods ended June 30, 2003 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

                              AIMS WORLDWIDE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  JUNE 30, 2004

NOTE  B:  ACQUISITION  OF  AFFILIATE  -  ATB  MEDIA,  INC.

ATB Media, Inc. (ATB) was formed to acquire radio broadcast properties and/or invest in companies that had previously acquired radio broadcast properties in small and medium-sized markets and to use innovative techniques and low cost, engineering-driven strategies to upgrade these properties into successful radio stations by relocating such properties to larger markets, increasing authorized power and/or authorized hours of operation. ATB has made investments in, advances to and owns rights to receive income participation from radio stations and other businesses. ATB Media Acquisition Co., Inc. (Sub) is a wholly owned subsidiary of the Company that was formed for the purpose of acquiring ATB. Shareholders and officers, Michael Foudy, Gerald Garcia and Denison Smith are control shareholders of ATB and are each owed substantial amounts by ATB. The assets of ATB secure portions of the ATB debt to Foudy and Smith. As part of the Merger Agreement, the Company is to arrange repayment/refinance/assumption of up to $5,000,000 (Five Million Dollars) in loan obligations of the Company, including obligations owed to Foudy, Garcia and Smith. Management determined that the fair value of the assets acquired is approximately $5,400,000 but because the transaction was a reorganization of companies under common control, it was accounted for at historical book value, approximately $988,000.

Effective April 19, 2004, under the terms of the Merger Agreement, ATB merged with and into a wholly owned subsidiary of the Company, and the separate corporate existence of ATB ceased. The Company issued 1,915,477 shares of Common Stock in exchange for all of the issued and outstanding shares of ATB Common Stock. In addition, the Company will issue an additional 500,000 shares of its Common Stock to former ATB shareholders upon the upgrade of KCAA radio in Loma Linda, California to 24 hour per day operations so long as such upgrade occurs within 12 months of Closing Date, and an additional 1,500,000 shares of its Common Stock to former ATB shareholders upon KCAA receiving FCC approval of a power upgrade to at least 10,000 watts daytime so long as such FCC approval is received within 36 months of Closing Date. The shares of the Company's Common Stock will be issued in reliance on an exemption from registration provided by
Section 4(2) of the Securities Act. The availability of Section 4(2) is contingent upon the satisfaction of certain criteria thereunder.

This acquisition was accounted for at historical book value. Company common shares issued were valued at $0.50 per share, consistent with recent sales of Company common stock. Results of operations of ATB are included in the Company financial statements beginning on the date of closing, April 19, 2004.

ATB, incurred net losses of $3,785,865 during the period from January 27, 1997 (date of formation) through June 30, 2004 and had a working capital deficit of $4,659,403. ATB had also advanced $988,073 for the purchase and operation of certain radio stations whose recovery is dependent on the successful operation or liquidation of such stations. In addition, ATB is in default on all of its indebtedness. Auditors for ATB included an explanatory paragraph in their opinion on ATB financial statements for the year ended December 31, 2003 and for the six months ended June 30, 2004, to state that the losses since inception and the net capital deficit at June 30, 2003 raise substantial doubt about the ability of ATB to continue as a going concern.

                              AIMS WORLDWIDE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  JUNE 30, 2004

--------------------------------------------------------------------------------
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to liquidate its investments and continue as a going concern.

NOTE  C:  INCOME  TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed consolidated financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.
--------------------------------------------------------------------------------

NOTE  D:  GOING  CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss since December 2002 of $1,282,034, and the newly acquired subsidiary, ATB, incurred net losses of $3,785,865 during the period from January 27, 1997 (date of formation) through June 30, 2004. As of June 30, 2004, the Company had a working capital deficit of $4,768,388. As of June 30, 2004, ATB had also advanced $988,073 for the purchase and operation of certain radio stations and whose recovery is dependent on the successful operation or liquidation of such stations. In addition, ATB is in default on all of its indebtedness.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to liquidate its investments and continue as a going concern.

                              AIMS WORLDWIDE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  JUNE 30, 2004
--------------------------------------------------------------------------------

NOTE  E:  ADVANCES  ON  BEHALF  OF  RADIO  STATIONS

Through June 30, 2004, ATB advanced $980,073, to an individual and companies on behalf of radio stations the Company intended to acquire an ownership interest in. Since the prime radio station is now operational, the Company does not expect to provide further funding. These loans and advances are due on the earlier of December 1, 2005 or on the date that certain specified events occur.

One loan bears interest at a base rate of 11%. No interest payments have been made through June 30, 2004. Through June 30, 2004, this unpaid interest amounted to $383,469. This unpaid interest will be recorded as income when received.

This loan also has an additional percentage participation in the equity values of the borrowing companies. ATB is first entitled to the amount of the unpaid advances and all accrued interest thereon under the loan from the equity value. To the extent there is remaining equity value after the payment of the advances and interest under the loans, ATB will receive the percentage of the remaining value as specified below:




                                                 ATB's
             Remaining Value                 Percentage of
        ----------------------
                                               Remaining
Equal to or More than     Less than              Value
----------------------  --------------       -------------
---                     $    1,000,000                 50%
1,000,000               $    1,500,000                 40%
1,500,000               $    2,000,000                 30%
2,000,000               $    2,500,000                 25%
2,500,000                         ---                 20%*

*At the 20% participation level, the participation amount shall not be less than the maximum amount at the 25% level.

An additional loan bears interest at a base rate of 12%. As of June 30, 2004, the unpaid base interest on this loan amounted to approximately $139,007. This unpaid interest will be recorded as income when received.

                              AIMS WORLDWIDE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  JUNE 30, 2004

This loan also has an additional percentage participation in the equity value of the borrowing company. To the extent there is remaining value after the payment of the advances and interest under this loan, ATB will receive the percentage of the remaining value as specified below:
--------------------------------------------------------------------------------



                          The Company's
                          Participation
Duration After New Loan   in  Remaining Value
-----------------------  --------------------
0 to 12 months                          70%*
13 to 24 months                         60%*
25 to 36 months                         50%*
37 to 48 months                         40%
after 48 months                         40%

*The percentage participation shall decrease by 10% for each $1,000,000 of transaction value over $5,000,000 but not below 40%.

In conjunction with these advances, ATB has included $35,000 in accounts payable as of June 30, 2004 for the unpaid cost of the agreement with an individual for consulting services provided. The agreement also provides the individual with a fee representing 2% of the amount of any merger, financing, etc. that the individual introduces.

NOTE  F:  INVESTMENT  AND  ADVANCE  UNDER  BRIDGE  FINANCING  AGREEMENT

On December 14, 1998, ATB entered in a loan agreement (the "Agreement") with UCI Web Partners Acquisition Company ("UCI Web"). After a series of loans, repayments, issuances and conversions, ATB owned 1,287,864 shares of common stock of UCI Web with a basis of $85,659. UCI Web incurred significant operating losses through 2002 and ATB wrote off the carrying value of this asset. UCI Web management has informed ATB that now that UCI Web has survived the .com bust and stabilized, UCI Web is concentrating on growing revenue and rebuilding shareholder value. Any subsequent recoveries of the Company's investment in UCI Web will be recognized as income if and when received.

NOTE  G:  INVESTMENT  IN  GROUP  ONE  BROADCASTING,  INC.

ATB holds a 25% interest in Group One Broadcasting, Inc. that it acquired at a cost basis of $116,000. Group One Broadcasting, Inc. was organized to, among other matters, meet the needs and demands for quality radio programming. Group One Broadcasting, Inc. has yet to have significant profitable operations. Although management anticipates Group One Broadcasting, Inc. will ultimately be successful, in an effort to be conservative, the Company provided a reserve for the $116,000 carrying value of its investment in Group One Broadcasting, Inc. during 2003. Any subsequent recoveries of the Company's investment in Group One Broadcasting, Inc. will be recognized as income if and when received.

                              AIMS WORLDWIDE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  JUNE 30, 2004

NOTE  H:  ACCOUNTS  PAYABLE

Included in ATB accounts payable at June 30, 2004 are accruals of $500,000 due equally to the Company's Chairman of the Board for compensation and the Company's legal counsel for legal services. These amounts are based on agreements with these individuals providing annual amounts of $125,000 each for 2001 and 2002. The legal services accrual bears interest to the extent unpaid. Such interest amounted to $7,312 during the six months ended June 30, 2004 and is also included in accounts payable. The total included in the Company's accounts payable that is owed to related parties at June 30, 2004 is $700,857.

NOTE  I:  NOTES  PAYABLE

As of June 30, 2004 the Company is indebted to various individuals under notes payable in the aggregate amounts of $1,134,492 (the private debt offering notes, which are collateralized by the radio station assets). The notes consisted of the following: (1) $1,110,000 in notes the proceeds for which were raised in a private offering (of this amount, $10,000 is due to a related party and included in the assumed debt; (2) $30,000 for a guarantee fulfillment; and, (3)$4,492 in conjunction with the financing of a specific legal project. An additional note is payable to a related party in the amount of $164,515. All notes payable accrue interest at rates of 10-11%. All notes are in default so the entire debt is due on demand and classified as a current liability in the accompanying balance sheets.

As of June 30, 2004, the Company owes $480,222 in accrued interest on these notes, of which $42,679 was owed to the related party. Interest expense for these notes aggregated $27,248 for the six months ended June 30, 2004, of which $3,175 was owed to the related party.

During June 2004, the Company obtained an unsecured note payable to a stockholder in the amount of $50,000 due on demand after ninety days. The note includes a 15% fee for the ninety days and accrues interest at the rate of 10% after the ninety days.

NOTE  J:  ASSUMED  DEBT

ATB has conducted significant transactions with two companies that are also shareholders of ATB and conducts significant transactions with the individual who is in a control position in all three companies and another individual who guaranteed debt of the companies. Neither of the companies had significant operations and their principal access to resources is from borrowings from the two individuals. In conjunction therewith, ATB had guaranteed these and other borrowings. Realizing that the companies did not presently have the funds, nor could they be expected to raise funds in the future, to pay this indebtedness, management of ATB assumed direct responsibility for paying this debt as required by the guarantee. At June 30, 2004, this liability totaled $1,202,910, of which $1,122,910 was owed to related parties. Interest expense incurred on this debt amounted to $30,772 during the six months ended June 30, 2004, of which $29,213 was owed to related parties. Accrued interest payable at June 30, 2004 amounted to $890,773, of which, $830,773 was owed to related parties. These notes accrue interest at rates of 10-15%. All of the assumed debt is in default so the entire debt is due on demand and classified as a current liability in the accompanying balance sheets.

                              AIMS WORLDWIDE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  JUNE 30, 2004

NOTE  K:  DEBT  CONVERSION

In conjunction with the Merger, certain of the ATB's creditors, ATB and AIMS Worldwide, Inc. (Company) entered into debt modification and compromise agreements providing for a 50 % reduction in the principal amount of their debt and related accrued interest as of June 30, 2004 in exchange for shares of common voting stock of AIMS Worldwide, Inc. The number of AIMS shares due to the creditors shall be equal to (A) 50% of the (1) debt amount as of June 30, 2004 and (2) accrued but unpaid interest as of June 30, 2004 divided by (B) 110% of the closing price of the AIMS stock on the effective date of these agreements. The aggregate of 50% of the principal and 50% of the accrued and unpaid interest not reduced will constitute the modified debt principal which will bear interest at the rates provided in the original debt agreements and will be due on the earlier of March 31, 2005 or the date of closing of the sale, financing or refinancing of specified assets of the Company. The amount of principal and accrued and unpaid interest to be converted to shares of common voting stock of AIMS Worldwide, Inc under these agreements is $1,325,279. This conversion had not been completed at June 30, 2004.

NOTE  K:  RELATED  PARTY  TRANSACTIONS
On April 19, 2004, we acquired an affiliate company, ATB Media, Inc. in exchange for issuance of 1,915,477 shares of common stock. In this transaction, which was recorded at book value because the companies were under common control, the company received assets with a book value of $988,397 and assumed $4,659,727 of liabilities. The amount of assumed liabilities owed to related parties totaled $2,743,117 and the number of shares issued to related parties totaled 830,598. Management determined that the fair value of the assets received in this acquisition totaled $5,400,000.

Our  chairman  and  director,  Michael  Foudy,  is  a  member  of the management committee of the For Our Grandchildren Social Security Education Project. We sublease office space from the Education Project at a cost of $1,733 per month. Total related party expenses during the six months ended June 30, 2003 were $10,398. At June 30, 2004 our accounts payable includes $38,669 owed to the Education Project.

We have an agreement to provide marketing and communications services for the Education Project. During the first six months of 2004, we received $131,463 in related party revenue and $303,100 in expense reimbursements from the Education Project. At June 30, 2004, our accounts receivable includes $134,641 due from the Education Project.

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

     our  ability  to  acquire  valuable  revenue  producing  properties,

     our  ability  to  obtain  sufficient  financing  to  continue  operations,

     our  ability  to  profitably  operate  acquired  properties,

These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

     risks  and  uncertainties,

     general  economic  and  business  conditions,

     the  business  opportunities  that  may  be presented to and pursued by us,

     changes in laws or regulations and other factors, many of which are beyond our control,

     our  ability  to  obtain  financing  on  favorable  conditions.

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

On April 19, 2004, we acquired ATB Media, Inc. ATB was formed to acquire radio broadcast properties and/or invest in companies that had previously acquired radio broadcast properties in small and medium-sized markets and to use innovative techniques and low cost, engineering-driven strategies to upgrade these properties into successful radio stations by relocating such properties to larger markets, increasing authorized power and/or authorized hours of operation. ATB owns rights to receive income participation from one or more radio stations and other businesses. Due to the profit participation agreements, the Company determined that the current fair value of these advances and investments has increased to an amount in excess of $5,400,000, however merger has been recorded at book value because the companies were under common control.

Our shareholders and officers Michael Foudy, Gerald Garcia and Denison Smith are control shareholders of and are each owed substantial amounts by ATB. The assets of ATB secure portions of the ATB debt to Foudy and Smith. As part of the Merger Agreement, we are to arrange repayment/refinance/assumption of up to $5,000,000 (Five Million Dollars) in loan obligations of the Company, including obligations owed to Foudy, Garcia and Smith.

Under the terms of the Merger Agreement, we issued 1,915,477 shares of Common Stock in exchange for all of the issued and outstanding shares of the ATB Common Stock. In addition, we will issue an additional 500,000 shares of its Common Stock to former ATB shareholders upon the upgrade of KCAA radio in Loma Linda, California to 24 hour per day operations so long as such upgrade occurs within 12 months of Closing Date, and an additional 1,500,000 shares of our Common Stock to former ATB shareholders upon KCAA receiving FCC approval of a power upgrade to at least 10,000 watts daytime so long as such FCC approval is received within 36 months of Closing Date. The shares of our Common Stock will be issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. The availability of Section 4(2) is contingent upon the satisfaction of certain criteria thereunder.

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

THREE  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2004  AND  2003

We generated revenue from continuing operations of $52,994 and $137,398 during the three months ended June 30, 2004 and 2003, respectively, 100% and 93% of which was generated from related parties. Included in this revenue are $52,994 and $111,398 received from the For Our Grandchildren Social Security Education Project, ("Education Project") and $16,000 in 2003 received from NewsNet, a subsidiary of ATB Media, Inc. We also received $126,236 and $99,148, respectively, in expense reimbursements from the Education Project.

Costs and expenses for the three months ended June 30, 2004 and 2003 were $216,827 and $237,870. These expenses consist mainly of general and administrative expenses and the costs of increasing the company's activities since it began operating late in 2002. Interest expense increased to $64,775 in 2004 from $4,600 in 2003 due to the acquisition on April 19, 2004 of ATB Media, Inc. As a result of the forgoing factors, we realized net losses of $228,608 and $105,072 for the three months ended June 30, 2004 and 2003.

We generated revenue from continuing operations of $131,463 and $178,573 during the six months ended June 30, 2004 and 2003, respectively, 100% and 94% of which was generated from related parties. Included in this revenue are $131,463 and $152,573 received from the For Our Grandchildren Social Security Education Project, ("Education Project") and $16,000 in 2003 received from NewsNet, a subsidiary of ATB Media, Inc. We also received $303,100 and $172,013, respectively, in expense reimbursements from the Education Project.

Costs and expenses for the six months ended June 30, 2004 and 2003 were $578,840 and $370,632. These expenses consist mainly of general and administrative expenses and the costs of increasing the company's activities since it began operating late in 2002. Interest expense increased to $64,678 in 2004 from $4,600 in 2003 due to the acquisition on April 19, 2004 of ATB Media, Inc. Included in expenses in 2004 is $84,478 of compensation and consulting expense that was paid by issuance of common stock. As a result of the forgoing factors, we realized net losses of $512,055 and $196,659 for the six months ended June 30, 2004 and 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004 total current assets were $177,452 consisting primarily of $23,035 in cash and $146,973 in accounts receivable, $134,641 of which is due from the Education Project. Total current liabilities at June 30, 2004 were $4,945,840, consisting of accounts payable generated by the Company's operations of $317,058 and a note payable to a shareholder of $50,000. Of these generated accounts payable, $38,669 is payable to the Education Project and $79,948 is payable to other related parties. The remaining $4,578,782 of current liabilities include notes payable, loans, accrued interest and accounts payable that were assumed in the acquisition of ATB. Of this assumed debt, $2,743,117 is owed to related parties. We plan to convert $1,325,279 of this debt to common stock and refinance the remainder. We believe the fair value of the assets will be adequate to complete the refinancing, but it has not yet been arranged and may not be available.

Cash used in operating activities during the six months ending June 30, 2004 and 2003 was $316,857 and $167,654. Cash used in investing activities in 2004 consisted of $4,837 used to purchase office equipment and $347 in cash acquired from reorganization. Cash provided by financing activities was $50,000 and $250,000 received from the sale of common stock in 2004 and 2003, respectively. A Loan of $50,000 from a stockholder in 2004 is also recorded. Offering costs for the sale of common stock in 2004 totaled $7,699.

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

In January and February of 2004, we issued 144,400 shares of previously authorized but unissued common stock to consultants and employees for services provided. The stock was valued at $84,478, based on the market price on the day it was issued, $.62 to $.65 per share. No broker was involved and no commissions were paid in the transaction.

In April of 2004, we issued 1,915,477 shares of common stock in exchange for all of the issued and outstanding shares of ATB Common Stock. Subsequently, ATB became a wholly owned subsidiary of the Company. The securities were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

ITEM  5.  RELATED  PARTY  TRANSACTIONS  AND  SUBSEQUENT  EVENTS

Our chairman and director, Michael Foudy, are members of the management committee of the For Our Grandchildren Social Security Education Project. We sublease office space from the Education Project at a cost of $1,733 per month. Total related party expenses during the six months ended June 30, 2003 were $10,398.

We have an agreement to provide marketing and communications services for the Education Project. During the first six months of 2004, we received $131,463 in related party revenue and $303,100 in expense reimbursements from the Education Project.

On April 19, 2004, we acquired an affiliate company, ATB Media, Inc. in exchange for issuance of 1,915,477 shares of common stock. In this transaction, which was recorded at book value because the companies were under common control, the company received assets with a book value of $988,397 and assumed $4,659,727 of liabilities. The amount of assumed liabilities owed to related parties totaled $2,743,117 and the number of shares issued to related parties totaled 830,598. Management determined that the fair value of the assets received in this acquisition totaled $5,400,000.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K



EXHIBITS:


NUMBER        TITLE                                                          LOCATION
31.1           Certification of the Chief Executive Officer pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . .  Attached

31.2           Certification of the Chief Financial Officer pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . .  Attached

32.1           Certification of the Chief Executive Officer pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . .  Attached

32.2           Certification of the Chief Financial Officer pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . .  Attached

99.1           Unaudited Pro Forma Consolidated Condensed Financial
               Statements of ATB Media for the acquisition of ATB by
               AIMS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Attached

99.2           Final Audited Financial Statements for ATB Media . . . . .    Attached


REPORTS  ON  FORM  8-K:

Form  8-K  filed  May  3,  2004  reporting  the  acquisition  of ATB Media, Inc.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AIMS  WORLDWIDE,  INC.


                                          /s/Gerald  Garcia  Jr.
                                          -------------------------
Date:  September  14,  2004
                                          Gerald  Garcia  Jr.
                                          Chief  Executive  Officer


                                          /s/Patrick  J.  Summers
                                          -------------------------
Date:  September  14,  2004
                                          Patrick  J.  Summers
                                          Chief  Financial  Officer