Form 10QSB
period 2004-09-30
AIMS WORLDWIDE INC
filed 2004-11-15
CIK 1094363

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE

SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2004

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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2004: 17,705,577 shares of common stock, par value $0.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]

                                  FORM 10-QSB

                              AIMS WORLDWIDE, INC.

                          (A Development Stage Company)

INDEX

                                                                               Page

PART I.   Financial Information

          Item 1.  Consolidated Financial Statements                              3

          Consolidated Balance Sheet, September 30, 2004 (Unaudited)            3-4

          Consolidated Statements of Operations (Unaudited) - three months

          ended September 30, 2004 and 2003                                       5

          Consolidated Statements of Operations (Unaudited) - nine months

          ended September 30, 2004 and 2003                                       6

          Consolidated Statements of Stockholders' Equity - nine months ended

          September 30, 2004 (Unaudited)                                          7

          Consolidated Statements of Cash Flows (Unaudited) - nine months

          ended September 30, 2004 and 2003                                       8

          Notes to Consolidated Financial Statements (Unaudited)               9-15

          Item 2.  Management's Discussion and Analysis of Financial

          Condition or Plan of Operation                                         16

          Item 3.  Controls and Procedures                                       19

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                     19

          Item 5.  Subsequent Events and Related Party Transactions              20

          Item 6.  Exhibits and Reports on Form 8-K

                                                                                 20

          Signatures                                                             21

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

                              Aims Worldwide, Inc.

                     Consolidated Balance Sheet (Unaudited)

                                  September 30, 2004

                                     Assets

Current Assets:

    Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    6,705

    Accounts receivable . . . . . . . . . . . . . . . . . .      84,799

    Prepaid expense . . . . . . . . . . . . . . . . . . . .       1,434

    Security deposit. . . . . . . . . . . . . . . . . . . .       5,816

                                                             ----------

Total Current Assets. . . . . . . . . . . . . . . . . . . .      98,754

                                                             ----------

Equipment:

   At cost, net of accumulated depreciation of $590 . . . .       7,004

Other Assets:

   Advances on behalf of radio stations . . . . . . . . . .     988,073

   Investment and advance under bridge financing agreement.           -

   Investment in Group One Broadcasting, Inc. . . . . . . .           -

   Prepaid Technology License Fee . . . . . . . . . . . . .       2,778

                                                             ----------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . .  $1,096,609

                                                             ==========

          See accompanying notes to consolidated financial statements.

                              Aims Worldwide, Inc.

               Consolidated Balance Sheet (Unaudited) (Continued)

                                  September 30, 2004

         Liabilities and Stockholders' Deficit

Current Liabilities:

    Accounts payable . . . . . . . . . . . . . . . . . . . .  $   329,587

    Accounts payable - related party . . . . . . . . . . . .      777,464

    Notes payable. . . . . . . . . . . . . . . . . . . . . .    1,184,492

    Notes payable - related party. . . . . . . . . . . . . .      164,515

    Assumed debt . . . . . . . . . . . . . . . . . . . . . .       80,000

    Assumed debt - related party . . . . . . . . . . . . . .    1,122,910

    Accrued interest payable . . . . . . . . . . . . . . . .      530,407

    Accrued interest payable - related party . . . . . . . .      914,974

                                                              ------------

Total Current Liabilities. . . . . . . . . . . . . . . . . .    5,104,349

                                                              ------------

Stockholders' Deficit

   Preferred stock, $.001 par value, 5,000,000 shares

      authorized, no shares issued and outstanding . . . . .            -

    Common stock, $.001 par value, 50,000,000 shares

        authorized, 17,705,577 shares issued and outstanding       17,705

    Additional paid-in capital . . . . . . . . . . . . . . .    1,116,271

    Stock options outstanding. . . . . . . . . . . . . . . .        4,300

    Deficit accumulated. . . . . . . . . . . . . . . . . . .   (5,146,015)

                                                              ------------

Total Stockholders' Deficit. . . . . . . . . . . . . . . . .   (4,007,740)

                                                              ------------

Total Liabilities and Stockholders' Deficit. . . . . . . . .  $ 1,096,609

                                                              ============

          See accompanying notes to consolidated financial statements.

                              Aims Worldwide, Inc.

                      Consolidated Statements of Operations

                                  (Unaudited)

                                                                     Three Months ended

                                                                          September 30,

                                                         ----------------------------------

                                                                        2004          2003

                                                         --------------------  ------------

Revenue:

      Related Parties . . . . . . . . . . . . . . . . .  $                 -   $    22,551

      Others. . . . . . . . . . . . . . . . . . . . . .               20,000             -

                                                         --------------------  ------------

                                                                      20,000        22,551

  General and Administrative Expenses . . . . . . . . .              112,874       153,516

  General and Administrative Expenses - related parties               78,900        48,227

                                                         --------------------  ------------

                                                                     191,774       201,743

                                                         --------------------  ------------

      Operating Loss. . . . . . . . . . . . . . . . . .             (171,774)     (179,192)

Interest Expense, net . . . . . . . . . . . . . . . . .              (32,862)            -

Interest Expense, net - related parties . . . . . . . .              (50,899)            -

                                                         --------------------  ------------

      Loss before provision for income taxes. . . . . .             (255,535)     (179,192)

Income taxes. . . . . . . . . . . . . . . . . . . . . .                    -             -

                                                         --------------------  ------------

      Net Loss. . . . . . . . . . . . . . . . . . . . .  $          (255,535)  $  (179,192)

                                                         ====================  ============

Basic and diluted loss Per Share. . . . . . . . . . . .  $             (0.01)  $     (0.01)

                                                         ====================  ============

Weighted Average number of

   Shares Outstanding . . . . . . . . . . . . . . . . .           17,700,685    14,358,913

                                                         ====================  ============

          See accompanying notes to consolidated financial statements.

                                   Aims Worldwide, Inc.

                          Consolidated Statements of Operations

                                       (Unaudited)

                                                                     Nine Months ended

                                                                         September 30,

                                                                      2004          2003

                                                         ------------------  ------------

Revenue:

      Related Parties . . . . . . . . . . . . . . . . .  $         131,463   $   191,124

      Others. . . . . . . . . . . . . . . . . . . . . .             20,000        10,000

                                                         ------------------  ------------

                                                                   151,463       201,124

                                                         ------------------  ------------

  Stock issued to employees and for services. . . . . .             84,478             -

  General and Administrative Expenses . . . . . . . . .            384,914       441,484

  General and Administrative Expenses - related parties            301,222       130,891

                                                         ------------------  ------------

                                                                   770,614       572,375

                                                         ------------------  ------------

      Operating Loss. . . . . . . . . . . . . . . . . .           (619,151)     (371,251)

Interest Expense, net . . . . . . . . . . . . . . . . .            (69,169)            -

Interest Expense, net - related parties . . . . . . . .            (79,303)       (4,600)

                                                         ------------------  ------------

      Loss before provision for income taxes. . . . . .           (767,590)     (375,851)

Income taxes. . . . . . . . . . . . . . . . . . . . . .                  -             -

                                                         ------------------  ------------

      Net Loss. . . . . . . . . . . . . . . . . . . . .  $        (767,590)  $  (375,851)

                                                         ==================  ============

Basic and diluted loss Per Share. . . . . . . . . . . .  $           (0.05)  $     (0.03)

                                                         ==================  ============

Weighted Average number of

   Shares Outstanding . . . . . . . . . . . . . . . . .         16,859,255    13,849,377

                                                         ==================  ============

          See accompanying notes to consolidated financial statements.

                                             Aims  Worldwide,  Inc

                                     Consolidated  Statements  of  Equity

                                                 (Unaudited)

                                                        Additional   Stock

                                      Common Stock      Paid-in      Options   Accumulated

                                  -------------------

                                    Shares    Amount    Capital      Issued     Deficit        Total

                                  ----------  -------  ------------  -------  ------------  ------------

Balance, December 31, 2003 . . .  15,534,286  $15,534  $   989,736   $ 4,300  $  (769,979)  $   239,591

Common Stock issued for cash . .     100,000      100       42,201         -            -        42,301

Common stock issued for services      20,000       20       12,980         -            -        13,000

Common stock issued to employees     124,400      124       71,354         -            -        71,478

Common stock issued to acquire

    affiliate, April 19, 2004. .   1,926,891    1,927            -         -   (3,608,446)   (3,606,520)

Net Loss for nine months. .  . .           -        -            -         -     (767,590)     (767,590)

                                  ----------  -------  ------------  -------  ------------  ------------

Balance, September 30, 2004  . .  17,705,577  $17,705  $ 1,116,271   $ 4,300  $(5,146,015)  $(4,007,740)

                                  ==========  =======  ============  =======  ============  ============

                            See accompanying notes to consolidated financial statements.

         Aims Worldwide, Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                                        Nine Months ended

                                                            September 30,

                                                     ----------------------

                                                        2004        2003

                                                     ----------  ----------

Cash Flows From Operating Activities:

  Net loss. . . . . . . . . . . . . . . . . . . . .  $(767,590)  $(375,851)

  Adjustments to reconcile net loss to net

   cash used in operating activities:

     Depreciation and amortization. . . . . . . . .     63,090      38,889

     Stock options issued . . . . . . . . . . . . .          -       4,300

     Stock issued for services. . . . . . . . . . .     84,478       5,000

                                                     ----------  ----------

                                                      (620,022)   (327,662)

Changes in current assets and liabilities:

     Accounts receivable and other current assets .    (17,413)    (24,537)

     Accounts payable and other current liabilities    307,005      89,412

                                                     ----------  ----------

Net Cash Used in Operating Activities . . . . . . .   (330,430)   (262,787)

                                                     ----------  ----------

Cash Flows From Investing Activities:

  Purchase of equipment . . . . . . . . . . . . . .     (7,594)          -

  Cash acquired in reorganization . . . . . . . . .        347           -

                                                     ----------  ----------

Net Cash Used in Investing Activities . . . . . . .     (7,247)          -

                                                     ----------  ----------

Cash Flows From Financing Activities:

  Proceeds from sale of common stock. . . . . . . .     50,000     275,000

  Offering costs for sale of common stock . . . . .     (7,699)          -

  Proceeds from notes payable - stockholders. . . .     50,000      30,000

  Repayments of note payable - stockholders . . . .          -     (30,000)

                                                     ----------  ----------

Net Cash Provided By (Used in) Financing Activities     92,301     275,000

                                                     ----------  ----------

Net Increase (Decrease) in Cash . . . . . . . . . .   (245,376)     12,213

Cash, beginning of period . . . . . . . . . . . . .    252,081         101

                                                     ----------  ----------

Cash, end of period . . . . . . . . . . . . . . . .  $   6,705   $  12,314

                                                     ==========  ==========

Cash Paid During the Period For:

  Interest. . . . . . . . . . . . . . . . . . . . .  $       -   $     300

                                                     ==========  ==========

  Income Taxes. . . . . . . . . . . . . . . . . . .  $       -   $       -

                                                     ==========  ==========

Non-Cash Financing Activities

  Stock issued to acquire technology license. . . .  $       -   $ 250,000

                                                     ==========  ==========

  Stock issued in reorganization. . . . . . . . . .  $ 963,446   $       -

                                                     ==========  ==========

          See accompanying notes to consolidated financial statements.

                              AIMS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  SEPTEMBER 30, 2004

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

(ATB) in exchange for 1,926,891 shares of common stock and agreement to issue up to  an  additional  2,000,000  shares  if  certain  conditions  are  met  within thirty-six  months  after closing.  ATB has made investments in, advances to and owns  rights  to  receive  income  participation  from  radio stations and other companies.  Company  shareholders  and officers Michael Foudy, Gerald Garcia and

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

The accompanying statements of operations and cash flows reflect the three-month and nine-month periods ended September 30, 2004. The comparative figures for the three-month and nine-month periods ended September 30, 2003 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

                              AIMS WORLDWIDE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

                                  SEPTEMBER 30, 2004

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

Effective  April  19,  2004, under the terms of the Merger Agreement, ATB merged with  and  into  a  wholly  owned  subsidiary  of  the Company, and the separate corporate  existence  of  ATB  ceased.  The  Company  issued 1,926,891 shares of

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

ATB,  incurred net losses of  $3,785,865 during the period from January 27, 1997

(date  of  formation) through June 30, 2004 and had a working capital deficit of

$4,659,403.  ATB  had  also  advanced $988,073 for the purchase and operation of certain  radio  stations whose recovery is dependent on the successful operation or  liquidation  of such stations.  In addition, ATB is in default on all of its indebtedness.  Auditors  for  ATB  included  an  explanatory  paragraph in their opinion on ATB financial statements for the year ended December 31, 2003 and for the six months ended June 30, 2004, to state that the losses since inception and the  net  capital  deficit  at  June  30, 2004 raise substantial doubt about the ability  of  ATB  to  continue  as  a  going  concern.

                              AIMS WORLDWIDE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

                                  SEPTEMBER 30, 2004

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

--------------------------------------------------------------------------------

NOTE  D:  GOING  CONCERN

As shown in  the  accompanying  consolidated financial statements, the Company incurred a net loss since December 2003 of $767,590, and the newly acquired subsidiary, ATB,  incurred  net  losses  of  $3,785,865  during the period from

January 27, 1997 (date of formation) through June 30, 2004.  As of September 30,

2004, the Company had a working capital deficit of $5,005,595.  As of September 30,

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

                              AIMS WORLDWIDE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

                                  SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

NOTE  E:  ADVANCES  ON  BEHALF  OF  RADIO  STATIONS

Through September 30, 2004, ATB advanced $980,073, to an individual and companies on behalf of radio stations the Company intended to acquire an ownership interest

in.  Since the prime radio station is now operational, the Company does not expect to provide  further  funding.  These loans and advances are due on the earlier of December 1, 2005 or on the date that certain specified events occur.

One loan bears interest at a base rate of 11%.  No interest payments have been made through September 30, 2004.  Through September 30, 2004, this unpaid interest amounted  to  $401,180.  This unpaid interest will be recorded as income when received.

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

An  additional  loan bears interest at a base rate of 12%.  As of September 30, 2004,

the  unpaid  base interest on this loan amounted to approximately $149,327. This unpaid  interest  will  be  recorded  as  income  when  received.

                              AIMS WORLDWIDE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

                                  SEPTEMBER 30, 2004

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

In conjunction with these advances, ATB has included $35,000 in accounts payable as  of September 30, 2004 for the unpaid cost of the agreement with an individual for consulting services provided.  The agreement also provides the individual with a fee  representing  2%  of  the  amount  of  any merger, financing, etc. that the individual  introduces.

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

                              AIMS WORLDWIDE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

                                  SEPTEMBER 30, 2004

NOTE  H:  ACCOUNTS  PAYABLE

Included  in ATB accounts payable at September 30, 2004 are accruals of $500,000 due equally to the Company's Chairman of the Board  for compensation and the Company's legal counsel for legal services.  These  amounts  are  based  on agreements  with these individuals providing annual amounts of $125,000 each for 2001  and  2002. The legal services accrual bears interest to the extent unpaid. Such interest amounted to

$16,687 during the nine months ended September 30, 2004 and is also included in accounts  payable.  The  total included in the Company's accounts payable that is owed to related parties at September 30, 2004 is $777,464.

NOTE  I:  NOTES  PAYABLE

As  of  September 30, 2004 the Company is indebted to various individuals under

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

As  of  September  30,  2004,  the Company owes $515,155 in accrued interest on these notes,  of  which  $46,750  was  owed to the related party. Interest expense for these  notes aggregated $62,181 for the nine months ended September 30, 2004, of which

$7,146 was owed to the related party.

During  June  2004,  the  Company  obtained  an  unsecured  note  payable  to  a stockholder  in the amount of $50,000 due on demand after ninety days.  The note includes  a  15% fee for the ninety days and accrues interest at the rate of 10%

after  the  ninety  days.

NOTE  J:  ASSUMED  DEBT

ATB  has  conducted  significant  transactions  with two companies that are also shareholders of ATB  and conducts significant transactions with the individual who is in a control position in all three companies and another individual who guaranteed debt of the companies.  Neither of the companies had significant operations and their principal access to resources is from borrowings from the two  individuals.  In conjunction therewith, ATB had guaranteed these and other borrowings.  Realizing that the companies did not presently have the funds, nor could  they  be expected to raise funds in the future, to pay this indebtedness,

management of ATB assumed direct responsibility for paying this debt as required by the guarantee.  At September 30, 2004, this liability totaled $1,202,910, of which

$1,122,910 was owed to related parties.  Interest expense incurred on this debt amounted to $70,223 during the nine months ended September 30, 2004, of which $68,223 was owed to related parties.  Accrued interest payable at September 30, 2004 amounted to $930,224, of which, $868,224 was owed to related parties.  These notes accrue  interest  at  rates of 10-15%.  All of the assumed debt is in default so the  entire  debt  is due on demand and classified as a current liability in the accompanying  balance  sheets.

                              AIMS WORLDWIDE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

                                  SEPTEMBER 30, 2004

NOTE  K:  DEBT  CONVERSION

In  conjunction  with  the  Merger, certain of the ATB's creditors, ATB and AIMS

Worldwide,  Inc.  (Company)  entered  into  debt  modification  and  compromise agreements  providing for a 50 % reduction in the principal amount of their debt and  related  accrued  interest  as  of  September 30, 2004 in exchange for shares of common voting stock of AIMS Worldwide, Inc. The number of AIMS shares due to the creditors  shall  be equal to (A) 50% of the (1) debt amount as of September 30, 2004 and  (2)  accrued but unpaid interest as of September 30, 2004 divided by (B) 110% of

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

AIMS  Worldwide,  Inc under these agreements is $1,325,279.  This conversion had not  been  completed  at  September  30,  2004.

NOTE  K:  RELATED  PARTY  TRANSACTIONS

On April 19, 2004, we acquired an affiliate company, ATB Media, Inc. in exchange for  issuance  of  1,926,894 shares of common stock.  In this transaction, which was  recorded at book value because the companies were under common control, the company  received assets with a book value of $988,397 and assumed $4,659,727 of liabilities.  The amount of assumed liabilities owed to related parties totaled

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

Total  related  party  expenses  during  the nine months ended September 30, 2003

Were $15,599.  At September 30, 2004 our accounts payable includes $42,136 owed to the Education  Project.

We  have  an  agreement to provide marketing and communications services for the

Education  Project. During the first nine months of 2004, we received $131,463 in related party revenue and $303,100 in expense reimbursements from the Education

Project.  At September 30, 2004, our accounts receivable includes $84,641 due from the  Education  Project.

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

•

risks  and  uncertainties,

•

general  economic  and  business  conditions,

•

the  business  opportunities  that  may  be presented to and pursued by us,

•

changes  in laws or regulations and other factors, many of which are beyond

•

our  control,

•

our  ability  to  obtain  financing  on  favorable  conditions.

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

Under  the  terms  of the Merger Agreement, we issued 1,926,891 shares of Common

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

THREE  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2004  AND  2003

We  generated  revenue from continuing operations of $20,000 and $22,551 during the  three  months  ended  September 30, 2004 and 2003, respectively.  All of the

2003 revenue of $22,551 was received from the For Our Grandchildren Social Security

Education Project,  ("Education  Project").  We also received $192,955 in expense reimbursements from the Education Project.

Costs and expenses for the three months ended September 30, 2004 and 2003 were

$191,774  and  $201,743.  These expenses consist mainly of general and administrative expenses and the costs of increasing the company's activities since it began operating late in 2002.  Interest expense increased to $83,761 in

2004 from $0 in 2003 due to the acquisition on April 19, 2004 of ATB Media,

Inc.  As a result of the forgoing factors, we realized net losses of $255,535 and

$179,192 for the three months ended September 30, 2004 and 2003.

We generated revenue from continuing operations of $151,463 and $201,124 during the nine months ended September 30, 2004 and 2003, respectively, 87% and 95% of which was generated from related parties. Included in this revenue are $131,463 and

$143,124 received from the For Our Grandchildren Social Security Education

Project, ("Education Project") and $48,000 in 2003 received from NewsNet, a subsidiary of ATB Media, Inc.  We also received $303,100 and $364,968,

respectively, in expense reimbursements from the Education Project.

Costs and expenses for the nine months ended September 30, 2004 and 2003 were $770,614 and $572,375.  These expenses consist mainly of general and administrative expenses and the costs of increasing the company's activities since it began operating late in 2002.  Interest expense increased to $148,439 in 2004 from

$4,600 in 2003 due to the acquisition on April 19, 2004 of ATB Media, Inc.

Included in expenses in 2004 is $84,478 of compensation and consulting expense that was paid by issuance of common stock.  As a result of the forgoing factors,

we realized net losses of $767,590 and $375,851 for the nine months ended September

30, 2004 and 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2004, total  current assets were $98,754 consisting primarily of

$6,705 in  cash  and $84,799 in accounts receivable, almost all of which is due from  the  Education  Project.  Total current liabilities at September 30, 2004 were

$5,104,349, including accounts payable generated by the Company's operations of  $391,806 and a note payable to a shareholder of $50,000.  Of these generated accounts payable, $42,136 is payable to the Education Project and $143,713 is payable to other related parties.  The remaining $4,712,543 of current liabilities  include notes payable, loans, accrued interest and accounts payable that were assumed in the acquisition of ATB.  Of this assumed debt, $2,784,639 is owed to related parties.  We plan to convert $1,325,279 of this debt to common stock and refinance the remainder.  We believe the fair value of the assets will be adequate to complete the refinancing, but it has not yet been arranged and may not be available.

Cash used in operating activities during the nine months ending September 30, 2004 and 2003 was $330,430 and $262,787.  Cash used in investing activities in 2004 consisted  of $7,594 used to purchase office equipment and $347 in cash acquired in reorganization.  Cash provided by financing activities was $50,000 and

$275,000 received from the sale of common stock in 2004 and 2003, respectively.

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

In April and August of 2004, we issued a total of 1,926,891 shares of common stock in exchange for all of the issued and outstanding shares of ATB Common Stock. ATB became a wholly owned subsidiary of the Company. The securities were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2)

of the Securities Act. No broker was involved and no commissions were paid in the transaction.

ITEM  5.  RELATED  PARTY  TRANSACTIONS  AND  SUBSEQUENT  EVENTS

Our  chairman  and  director,  Michael  Foudy,  are  members  of  the management committee  of  the  For Our Grandchildren Social Security Education Project.  We

sublease  office space from the Education Project at a cost of $1,733 per month.

Total  related  party  expenses  during  the nine months ended September 30, 2003 were $15,598.

We  have  an  agreement to provide marketing and communications services for the

Education Project.  During the first nine months of 2004, we received $131,463 in related  party revenue and $303,100 in expense reimbursements from the Education

Project.

On April 19, 2004, we acquired an affiliate company, ATB Media, Inc. in exchange for  issuance  of  1,926,891 shares of common stock.  In this transaction, which was  recorded at book value because the companies were under common control, the company  received assets with a book value of $988,397 and assumed $4,659,727 of liabilities.  The  amount of assumed liabilities owed to related parties totaled

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

                                           AIMS  WORLDWIDE,  INC.

                                          /s/Gerald  Garcia  Jr.

                                          -------------------------

Date:  November  15,  2004

                                          Gerald  Garcia  Jr.

                                          Chief  Executive  Officer

                                          /s/Patrick  J.  Summers

                                          -------------------------

Date:  November  15,  2004

                                          Patrick  J.  Summers

                                          Chief  Financial  Officer

