Form 10KSB
period 2004-12-31
AIMS WORLDWIDE INC
filed 2005-04-18
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer’s revenue for its most recent fiscal year was: $652,434.

The issuer’s common stock is listed on the Over the Counter Bulletin Board under the symbol AMWW. The aggregate market value of the issuer’s common stock held by non-affiliates at April 14, 2005 is deemed to be $7,650,083.  At December 31, 2004 there were 22,077,452 shares of common stock of the registrant outstanding, par value $.001.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: none

FORM 10-KSB

AIMS WORLDWIDE, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 6 6 6
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

Item 8B.  Other Information

		7 9 13 13 14 14
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		14 15 16 17 18 19
	Signatures	20

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

Our principal executive offices are at 10400 Eaton Place, Suite 450, Fairfax, VA 22030.  Our telephone number is (703) 621-3875.

Our Business

AIMS™ was organized to provide accurate integrated marketing solutions to businesses, institutions and organizations.  Our corporate development model is to accelerate growth through carefully targeted acquisition of an array of media and marketing communications companies.

We improve the aim, reduce the cost to reach and focus the marketing proposition down to creating a “one-to-one” relationship with the ideal customer.  Thus, our company has been formed: Accurate Integrated Marketing Solutions (“AIMS”™). This “one-to-one” relationship will be built using traditional as well as new media channels to drive the customer toward a measurable personal online interactive relationship.  In the AIMS™ paradigm marketing client efforts are judged on a standard based on Return On Marketing Investment (“ROMI”™).  We believe this method is a solution to the paradox of declining mass market audiences coupled with increasing advertising costs, which fails to integrate emerging technologies.

We are a small media property and integrated marketing communications consultancy company. The main focus is to provide marketing communications and media distribution services to large and mid-sized businesses.  It is the Company's intention to provide these services by organic new client consultancy services and by external development of acquiring existing marketing communications and media distribution and property firms rather than hiring a creative, marketing and sales staff and building the business internally.

It is our intention to structure the Company into six divisions or groups; Marketing Consulting, Advertising Services, Strategy and Planning, Media, Public Affairs and Public Relations.  To this end we have entered strategic partnerships and acquired certain subsidiaries in order to achieve our desired organization.

AIMS Marketing Consulting Group consists of AIMS Worldwide, Inc., the parent of the divisions will oversee and control the remaining five groups.  In addition this Group will be the main conduit for new clients.

AIMS Advertising Services Group and strategic partner, Brad W. Baker Advertising Services, will focus on full service advertising, creative design, advertising production, direct response and strategic media planning for its clients.

AIMS Strategy and Planning Group has teamed with Harrell Woodcock Linkletter and strategic partners, Street Fighter Marketing, Inc., Bill Main & Associates, Inc. and Target America, Inc.  This group will provide marketing research, strategy, planning, consulting and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.

AIMS Media Group includes the Company’s subsidiaries AIMS Interactive, Inc., f/k/a Prime Time Cable, Inc., a private cable TV delivery system in Florida and ATB Media which owns a 40% controlling interest in Radio Station KCAA in Loma Linda/San Bernadino, California, and minority interest in Group One Broadcasting, Inc., a Scottsdale, Arizona operator of the Talk One Radio Network.

AIMS Public Affairs Group and strategic partner Ikon Holdings, Inc. will concentrate on bringing the best and latest information and ideas from around the United States concerning candidates, public issues, legislation, state and local ballot measures.  This group will provide solutions to finding information on issues and organizations concerning local, state and national governments. We believe our national networking strategy will allow us to collect and deliver information to clients on a minute-by-minute basis.

AIMS Public Relations Group and strategic partner Sping O’Brien, Inc. will concentrate on creating public relations, publicity and special events through various media, networking, and promotions for its clients.

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

AIMS™ is a marketing system that is designed to vertically integrate horizontal services into a focused “one-to-one” marketing program/campaign.  One-2-One is also a trademark/service mark owned by AIMS.  We believe this system can meet and exceed a client company’s goals and objectives to expand their top line revenues, market and Customer Relationship Management (“CRM”™) at lower cost than legacy advertising and marketing communications programs.

Myaims.com is an intellectual property for our online business and delivery service of our products.  Our websites, www.myaims.com and www.aimsworldwide.com are registered internet domain names owned and controlled by AIMS.

We also hold a technology license agreement with Advocast, Inc., a proprietary public issues digital marketing application service provider.

Subsidiaries

As part of its acquisition strategy, AIMS Worldwide, Inc. owns 100% of the following subsidiaries

AIMS Interactive, Inc. f/ka Prime Time Broadband, Inc., assets consists of cable programming services, field-deployed cable TV service equipment consisting of cable wire, head-end facilities and routing; equipment inventory; customer lists that include cable program subscription fees; contractual backlogs to design, construct and manage cable systems for at least 1,100 additional subscribers by the end of 2005; various intellectual property; office equipment; fleet vehicles; vendor agreements; operating leases; employment arrangements with staff; and membership interest in three LLCs.

Prime Time is a pioneer in private cable systems and currently serves more than 3,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Florida.

ATB Media, Inc.  owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernadino, California.  ATB Media, Inc. was formed to acquire radio broadcast properties and/or invest in companies that had previously acquired radio broadcast properties in small and medium-sized markets and to use innovative techniques and low cost, engineering-driven strategies to upgrade these properties into successful radio stations by relocating such properties to larger markets, increasing authorized power and/or authorized hours of operation.  ATB Media, Inc. owns rights to receive income participation from one or more radio stations.

ATB holds a 25% interest in Group One Broadcasting, Inc. that was organized to, among other matters, meet the needs and demands for quality radio programming. Group One Broadcasting, Inc. is the operator of the Talk One Radio Network in Scottsdale, Arizona.

AIMS has four signed letters of intent to acquire two marketing services companies, a digital marketing company, and a media property company.  There is no assurance any of the contemplated acquisitions will be consummated or if, when consummated, the operations will be successful.

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

Employees

We presently have 4 employees.  We plan to hire additional personnel on an as needed basis as our operations expend.  At the date of this report we do not have any formal employment agreements in place.

Item 2. Description of Property

We sublease office space from the For Our Grandchildren Social Security Education Project, ("Education Project"), at a cost of $1,733 per month under an agreement that ran through December 2003.  Total sublease payment were $28,269 and $4,720 for the years ended December 31, 2003 and 2004, respectively.  We obtain office support, equipment and services under cost sharing agreements with this organization and an unrelated Company with which it shares subleased office space accrued at a total monthly cost of $8,750. Total payments under the cost-sharing arrangements were $105,000 and $-0- for the years ended December 31, 2003 and 2004, respectively. Our executive offices are located at 10400 Eaton Place, Suite 450, Fairfax, Virginia 22030.  We are indebted to the organization in the amount of $42,136 as of December 31, 2004. We have an additional office in Tampa, Florida at a cost of $241 per month under a month to month arrangement.

Item 3.  Legal Proceedings

Management is not aware of any other current or pending legal proceedings involving AIMS Worldwide or our officers and directors.

Item 4.  Submission of Matters to a Vote of Securities Holders

Subsequent to the date of this report, on January 7, 2005, shareholders representing 11,372,395 (54%) common shares of 21,059,87 common shares issued and outstanding as of January 7, 2005, consented to amend the articles of incorporation of the Company to increase the authorized shares of common stock to 100,000,000 shares, par value $.001 and preferred stock to 10,000,000, shares, par value $.001.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMWW.  At December 31, 2004 there were 205 shareholders of record holding 22,077,452 shares of common stock.  Of the issued and outstanding common stock, approximately 3,078,000 are free trading.  The balance are restricted stock as that term is used in Rule 144.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.  The following table shows the highs and lows of the closing bid and ask on the Company’s stock for the previous two years.

CLOSING BID

CLOSING ASK

High

Low

High

Low

2004

Jan. 2 thru March 31

.60

.51

.72

.62

April 1 thru June 30

.80

.55

1

.72

July 1 thru Sept. 30

.55

.30

1.01

.40

Oct. 1 thru Dec. 31

.75

.30

.90

.40

2003

Jan 2 thru March 31

1.01

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

Recent Sales of Unregistered Securities.

Common Stock

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions do not involve any public offering or broker and no commissions were paid on the transaction.

Subsequent to year ended December 31, 2004, we sold 2,453,571 shares of previously authorized but unissued common stock in a private offering to accredited investors for net proceeds of $925,000.

Subsequent to year ended December 31, 2004, on January 28, 2005, we purchased the assets of Prime Time Cable, Inc. in exchange for cash and 1,576,086 shares of previously authorized but unissued common stock.  We negotiated the right to re-purchase 788,03 of the shares for $1.50 each for up to three years from the purchase date.

Subsequent to year ended December 31, 2004, we issued 1,800,000 shares of previously authorized but unissued common stock to our officers for services performed during 2004.  The stock was valued at $1,123,380.

During the year ended December 31, 2004, we issued 388,150 shares of previously authorized but unissued common stock to consultants and employees for services provided. The stock was valued at $238,631.  The compensation expense was measured based on the market price on the day it was issued.

In December 2004, we issued 1,326,843 shares of previously authorized but unissued common stock in exchange for debt forgiveness and modification in the amount of $1,326,843.

During the year end December 31, 2004, we sold 3,061,904 shares of previously authorized but unissued common stock pursuant in a private offering to accredited investors.  We received net proceeds of $1,175,000 from the offering.

In April and August of 2004, we issued a total of 1,936,891 shares of previously authorized but unissued common stock in exchange for all of the issued and outstanding shares of ATB Common Stock. ATB became a wholly owned subsidiary of the Company.

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

Between April and November 2003, we sold 1,000,000 shares of previously authorized but unissued common stock to fourteen  unrelated investors for total proceeds of $500,000.  In December 2003, we sold 714,286 shares of previously authorized but unissued common stock to one unrelated  investor for total proceeds of $250,000.

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

In April 2003, we issued 500,000 shares of previously authorized but unissued common stock to an unrelated third-party for an exclusive three-year software license.  The shares were valued by the Board of Directors at $.50 per share based upon contemporaneous sales of stock for cash to unrelated third parties.  Because the shares of common stock were not registered, the stock certificates bear certain legends regarding transferability.  We recorded $5,000 in compensation expense for the public relations services.

During the year ended December 31, 2003, we circulated a private offering memorandum relating to the private offering of shares of our common stock.  The securities have not been registered pursuant to the Securities Act of 1933, as amended (the “ACT”), nor have they been registered under the securities act of any state.  These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws.  Our management, who was not paid any commission or compensation for offering or selling the securities, sold the securities.   We sold 1,714,286 shares of previously authorized but unissued common stock for net proceeds of $724,769, after deducting offering costs of $25,231.

On December 20, 2002, we exchanged 10,000,000 shares of previously authorized but unissued common stock for all of the issued and outstanding shares of AIMS Worldwide, Inc., a Nevada corporation.  The transaction was a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986.  The 10,000,000 shares were allocated as follows:

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

Derivative Securities

In November 2004, we granted to two employees, warrants to purchase 36,000 shares of our common stock at $0.50 per share.  The warrants vested in January 2005 and expire December 31, 2006.

In March 2003, we granted an officer an option to purchase 30,000 shares of our common stock at $1.00 per share.  The option vested immediately and expires in April 2006.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The management’s discussion and analysis should be read in conjunction with the audited financial statements appearing at the end of this report.

Results of Operations for the Years Ended December 31, 2004 and 2003

We generated revenue from continuing operations of $652,434 in 2004 compared to revenues of $280,958 in 2003.   Revenue totalling $131,463 representing approximately 20% of total revenue in 2004, was generated by sales to related parties.  Other revenue of $520,971 was from unrelated clients in 2004 compared to $10,000 in 2003.  The majority of our revenue was received from one client, an unrelated party.

Costs and expenses for the year ended December 31, 2004 were $3,639,203 compared to $953,496 in 2003.  Costs and expenses in 2004 were significantly higher than the previous year due to production costs associated with a major client and accrued salaries, increased costs of public reporting obligations and acquisition costs.  Stock issued to employees and for services was expensed at $1,336,600 in 2004 compared to $130,000 in 2003.  General and administrative expenses were $2,177,750 for the year ended December 31, 2004 compared to $762,605 for the same period in 2003.  Related parties general and administrative expenses were $184,847 in 2004 compared to $60,891 for the same period in 2003.  For the year ended December 31, 2004, we had an operating loss of $2,986,769 compared to $672,538 in 2003.  Interest expense of $102,659 and related party expense of $27,319 totaled $129,978 for the year ended December 31, 2004 compared to $4,514 interest expense for the same period in 2003.  Net loss for the year ended December 31, 2004 was $3,116,747 compared to a net loss of $677,052 in 2003.

Results of Operations for the Years Ended December 31, 2003 and 2002

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

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in one legal proceedings as discussed in “Item 3: Legal Proceedings”.  We believe that we have meritorious defenses to the claims against us. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our three segments.

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

Liquidity and Capital Resources

At December 31, 2004, total current assets were $960,543 consisting of $923,518 in cash, $1,839 in prepaid expense, $5,816 in other current assets, $4,370 in equipment and $25,000 advance to merger candidate.  Total current liabilities at December 31, 2004 were $4,881,154.  Our liabilities consist of accounts payable of $162,520, accounts payable to related parties of $196,202, accrued salaries in the amount of $1,123,380, notes payable to related parties of $975,969, accrued interest payable to related parties of $543,120, notes payable non-related parties of $1,224,493, accrued interest payable to non-related parties of $538,439 and other current liabilities of $117,03.

Subsequent to the date of this report, the accrued salaries were settled for 1,800,000 shares of our common stock.  Our non-related parties debt of $1,224,493 and interest of $538,439 are obligation of our subsidiary, ATB and are in default.  We are currently re-negotiating certain debt in order to reduce our liabilities.

At December 31, 2003, total current assets were $407,662 consisting of $252,080 in cash, $84,206 in accounts receivable, $65,319 due from ATB Media, a merger candidate, and $6,057 in security deposits.  Total current liabilities at December 31, 2003 were $233,349, consisting entirely of accounts payable.

We are still a relatively new company and have not yet fully implemented our business plan.  Due to our lack of profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern.  We do not have any long-term capital commitments and we believe that our immediate needs can be met with a combination of cash on hand and through ongoing operations.  However, we will require additional capital to fully implement our business plan.  We are currently negotiating to acquire other media providers and estimate that we will have to raise approximately $10,000,000 during the coming year for operating expenses and acquisition costs.  We will also have ongoing legal and auditing expenses as well as office and lease expenses.  If we cannot generate sufficient capital through ongoing operations, we will likely sell common stock, seek advances from officers or explore other debt financing strategies.

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

Also, in accordance with management timetables, the unique nature of AIMS concept makes the capital seeking process somewhat different than one pursued for single, traditional marketing and media companies, which do not offer a wide range or products as those planned by AIMS; as of spring 2005 company principals have received enthusiastic responses from individuals representing potential capital sources.

Risk Factors

We have incurred losses since inception and may incur future losses.

We have incurred net losses of approximately $3,116,747.  We do not expect to have consistent profitable operations until late 2005 and we cannot assure that we will ever achieve or attain profitability.  If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

We will encounter risks and difficulties frequently encountered by early-stage companies.

Some of these risks include the need to:

*  attract new advertiser clients and maintain current advertiser relationships;

*  offer competitive pricing;

*  maintain and expand our network of advertising space through which we deliver advertising    programs;

*  achieve advertising campaign results that meet our clients’ objectives;

*  identify, attract, retain and motivate qualified personnel;

*  successfully implement our business model;

*  manage our expanding operations; and

*  maintain our reputation and build trust with our clients.

Because our advertiser client contracts generally can be cancelled by the client with little or no notice or penalty, the termination of one or more large contracts could result in an immediate decline in our revenues.

We derive substantially all of our revenues from marketing services under short-term contracts, most of which are cancelable upon 90 days or less notice. In addition, these contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The non-renewal, re-negotiation, cancellation or deferral of large contracts, or a number of contracts that in the aggregate account for a significant amount of revenues, could cause an immediate and significant decline in our revenues and harm our business.

We must introduce new products and services to grow our business.

Our success depends on our ability to develop and introduce new services that address our clients’ changing demands. Any new products or services that we develop will need to meet the requirements of our current and prospective clients and may not achieve significant market acceptance. The introduction of new products and services by our competitors, and the emergence of new industry standards, could render our existing products and services obsolete and unmarketable or require unanticipated investments in research and development. If revenues generated from the use of our technologies does not cover these development costs, our operating results could be adversely affected.

Our failure to protect our intellectual property rights could diminish the value of our services, weaken our competitive position and reduce our revenues.

Our success depends in large part on our proprietary rights. In addition, we believe that our service marks and trademarks are key to identifying and differentiating our products and services from those of our competitors. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. These steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies.

If we do not retain our senior management and key employees, we may not be able to achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Gerald Garcia, our chief executive officer, Michael Foudy, our board chairman, Joe Vincent, our vice chairman and secretary and Patrick Summers, our chief financial officer. We do not have key-person insurance on any of our employees. We may be unable to retain existing management, technical, sales and client support personnel that are critical to our success, resulting in harm to key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

We expect to pursue acquisitions or other investments, which may require significant resources and may be unsuccessful.

Part of our business strategy is to acquire or make investments in other businesses, or acquire products and technologies, to complement our current business. Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, product or technology, we have limited experience in integrating an acquisition into our business. Acquisitions involve numerous risks, any of which could disrupt our business and reduce the likelihood that we will receive the expected benefits of the acquisition, including:

*    difficulties in integrating the operations, technologies, services and personnel of acquired businesses;

*    ineffectiveness or incompatibility of acquired technologies or services;

*    diversion of management’s attention from other business concerns;

*    unavailability of favorable financing for future acquisitions;

*    potential loss of key employees of acquired businesses;

*    inability to maintain the key business relationships and the reputations of acquired businesses;

*    responsibility for liabilities of acquired businesses; and

*    increased fixed costs.

We may need additional financing in the future, which may not be available on favorable terms, if at all.

We may need additional funds to finance our operations, as well as to enhance our services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies. However, our business may not generate the cash needed to finance such requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 22.

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

Item 8B.  Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Gerald Garcia Jr. B. Joseph Vincent Michael Foudy Patrick J. Summers	61 61 53 49	CEO and President Vice Chairman and Secretary Chairman Chief Financial Officer	2002 2002 2002 2002

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

Michael Foudy, Chairman.  Mr. Foudy Graduated from the University of Arizona in 1973 and received his JD from the University of Arizona Law School in 1976.  Mr. Foudy has been a member of the Board of Directors of AIMS since inception in October of 2002.  Mr. Foudy has practiced law in Arizona between 1977 and 1982, and is a principal founder and managing member of ATB Productions, LLC and the Heartland Group of Companies.  Mr. Foudy currently serves on the boards of UCI Web Group Inc, a consolidator of Internet website design and marketing firms and ATB Media, Inc.  Previously, Mr. Foudy hosted ATB’s “America The Beautiful” nationally syndicated talk radio show from February 1995 until February 1997 and co-hosted “Newsmaker” which was syndicated to 119 radio stations by the United Broadcasting Network from September 1996 until March 1999.  Mr. Foudy has been active in a variety of charitable and community organizations including the Tucson Free Clinic, Tucson Community Food Bank, Arizona Opera Company and Southwestern Film Consortium.

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

Item 10. Executive Compensation

Executive compensation for the previous three years is as follows:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Gerald Garcia, Jr. Chief Executive Officer and President Patrick J. Summers Chief Financial Officer Michael Foudy Chairman B. Joseph Vincent Vice Chairman and Secretary	12/31/04 12/31/03 12/31/02 12/31/04 12/31/03 12/31/02 12/31/04 12/31/03 12/31/02 12/31/04 12/31/03 12/31/02	105,000 115,269 -0- 59,946 61,956 -0- 9,750 70,000 -0- -0- 47,500 -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- 77,250(1) 32,000 -0- 80,000(2) -0- -0-	372,000(3) -0- -0- -0- -0- -0- 372,000(3) -0- -0- 372,000(3) -0- -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0- 7,483 -0- -0- -0- -0-

(1)  Mr. Foudy, owns and controls Gramarcy, LLC which was paid $77,250 in consulting fees.

(2)  Mr. Vincent was paid $80,000 in consulting fees.

(3) Mr. Foudy, Mr. Vincent and Mr. Garcia each received 600,000 shares of restricted common stock of the Company valued at $0.62 per share as partial compensation for their services.  The stock was granted in January 2005 for services performed in 2004.

We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 22,077,452 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Gerald Garcia Jr., (1)

12155 Penderview Terrace, #24

Fairfax, VA  22033

B. Joseph Vincent (1)

1064 High Rock Rd

Raphine, VA 24472

Michael Foudy (1)(2)

10400 Eaton Place, Suite 450

Fairfax, VA 22030

Max E. Miller (3)

9746 South Park Circle

Fairfax Station, VA 22039

Patrick Summers (1)

10400 Eaton Place, Suite 450

Fairfax, VA 22030

Charles H. Brunie

21 Elm Rock Road

Bronxville, NY  10708

Denison Smith

11730 Fairfax Woods Way #1306

Fairfax, VA 22030

	Common Common Common Common Common Common Common	2,258,567 2,400,000 2,615,685 2,299,113 91,500 2,142,857 2,155,434	10.23% 10.87% 11.85% 10.41% 0.41% 9.70% 9.76%
Officers and Directors as a group: 4 people	Common	7,365,752	33.36%

(1)  Officer and/or Director

(2)  Mr. Foudy’s shares are held by Gramercy Investments, LLC.  Mr Foudy is owner of Gramercy Investments, LLC.  102,049 shares are held in the name of Erin Maried Foudy Trust, Michael L. Foudy, Trustee

(3)  1,750,000 of Mr. Miller’s shares are held by Media Partners, LLC.  Mr. Miller is the managing member of Media Partners, LLC. Mr. Miller holds 540,910 shares directly

Item 12. Certain Relationships and Related Transactions.

Our chairman and director, Michael Foudy, is  a member of the management committee of the For Our Grandchildren Social Security Education Project.  (“Education Project”).  We had an agreement to provide marketing and communications services for the Education Project through December 31, 2004. The Company recorded $491,521 and $191,276 in revenue  in 2004 and 2003 respectively from the For Our Grandchildren Social Security Education Project, ("Education Project") under a cost plus fee arrangement, representing 61 percent of total revenue in 2003 and 75 percent of total revenue in 2004.

We accrued stock-based compensation totaling $1,123,380 as of December 31, 2004 for services performed by our officers during 2004.  In January 2005, we issued those officers a total of 1.8 million shares of common stock valued $1,123,380 in satisfaction of our liability.

In 2004, we acquired a company under common control, ATB Media, Inc. (“ATB”.)  ATB was formed in 1997 in Delaware to participate in the acquisition and operation of radio and television stations.  Through December 2004, ATB had advanced $1,010,573 to entities acquiring certain of these radio stations.  In addition, ATB had acquired a $201,659 interest in Group One Broadcasting, Inc. Because of uncertainty in recovering these investments, management has written them off.

Unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2004 follow:

	Principal	Interest
Max E. Miller, 15% interest	$ 125,000	$ 39,376
Michael Foudy, -0-% interest	125,000	-
Michael Foudy, 15% interest	282,744	286,668
Denison E. Smith, 12% interest	248,710	142,171
Gerald Garcia, 10% interest	30,000	24,000
Media Partners, 6.5% interest	164,515	34,150
Foudy/Miller	-	16,755
	$ 975,969	$ 543,120

In 2004, certain debt holders forgave debt totaling $1,326,843 of our notes payable and accrued interest in exchange for a total of 1,206,220 shares of our common stock as follows:

		Number of
	Debt	Shares
Max E. Miller, 15% interest	$ 155,001	140,909
Michael Foudy, -0-% interest	125,000	113,636
Michael Foudy, 15% interest	548,383	498,530
Denison E. Smith, 12% interest	375,959	341,781
Gerald Garcia, 10% interest	52,500	47,727
Edward Debolt, 10% interest	70,000	63,636
	$ 1,326,843	$ 1,206,220

In 2004 and 2003, respectively, we paid consulting fees totaling $157,250 and $60,891 to Directors, acting in the capacity of consultants.

In 2004, we paid legal fees totaling $25,000 to a shareholder acting in the capacity of an attorney. We are indebted to the shareholder in the amount of $37,500 as of December 31, 2004.

In 2004, we paid consulting fees totaling $5,693 to a shareholder. We are indebted to the shareholder in the amount of $33,333 as of December 31, 2004.

In 2004, we paid consulting fees totaling $21,904 to a shareholder. We are indebted to the shareholder in the amount of $32,340 as of December 31, 2004.

We are indebted to affiliates in the amount of $30,923 as of December 31, 2004.

In 2003, we paid legal and other costs on behalf of ATB Media Services, Inc., an affiliate, totaling $65,319.  We incurred these costs in connection with a proposed business combination.   The costs are reflected as due from merger candidate in the accompanying financial statements.

We subleased office space from the organization that we managed at a cost of $1,733 per month under an agreement that ran through December 2003.  Total sublease payment were $4,720 and $$28,269 for the years ended December 31, 2004 and 2003, respectively.  We obtain office support, equipment and services under cost sharing agreements with this organization and an unrelated Company with which it shares subleased office space accrued at a total monthly cost of $8,750. Total payments under the cost-sharing arrangements were $-0- and $105,000 for the years ended December 31, 2004 and 2003, respectively.  We are indebted to the organization in the amount of $42,136 as of December 31, 2004.

We have a license agreement with GMMJ General Partnership.  The constituent partners of GMMJ are B. Joseph Vincent, Gerald Garcia Jr., Max Miller and Michael Foudy.  Under the agreement, we will pay an initial fee of $1,500 and a royalty of one percent of revenue for the use of any business methods, processes and intellectual property developed by GMMJ including the “Accurate Integrated Marketing Solutions” business services model and related trade secret systems and processes, URLs, logos and trade names. Messrs Vincent, Garcia and Foudy are officers and directors of AIMS. Mr. Miller is an affiliate by shareholdings.

GMMJ General Partners has agreed to waive said compensation until such time as the Company has suitable revenues, income and cash flow and received no compensation from the Company in 2002, 2003 and 2004.

Item 13.  Exhibits and Reports on Form 8-K.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.3 to its 2002 Form 10KSB.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #

Description

Location

Exhibit 3(I)

Articles of Incorporation as Amended

*

Exhibit 3(ii)

Bylaws

*

Exhibit 14

Code of Ethics

**

Exhibit 31.1

Certification of the Principal Executive Officer

Attached

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of the Principal Financial Officer

Attached

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of the Principal Executive Officer

Attached

pursuant to U.S.C. Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002***

Exhibit 32.2

Certification of the Principal Financial Officer

Attached

pursuant to U.S.C. Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002***

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* Incorporated by reference. Filed as exhibit to SB-2 filed September 8, 1999

**Incorporated by reference. Filed as exhibit to 2002 10KSB filed March 4,2003

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of AIMS’ annual financial statement and review of financial statements included in AIMS’ 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $12,759.17 for fiscal year ended 2004 and $7,112.50 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of AIMS’ financial statements that are not reported above were $ 0 for fiscal year ended 2004, and $175 for fiscal year ended 2003 and consisted of review of the merger agreement.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2003.

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

/s/ Gerald Garcia, Jr.

Gerald Garcia, Jr.

Chief Executive Officer

Date: April 15, 2004

/s/ Patrick J. Summers

Patrick J. Summers

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2004

/s/ Michael Foudy

Michael Foudy

Chairman

Date: April 15, 2004

/s/ B. Joseph Vincent

B. Joseph Vincent

Vice Chairman

Date: April 15, 2004

/s/ Gerald Garcia, Jr.

Gerald Garcia, Jr.

Director

AIMS WORLDWIDE, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Report of Independent Auditors

22

Balance Sheet at December 31, 2004 and 2003

23

Statements of Operations for the Years Ended December 31, 2004 and 2003

24

Statements of Stockholders’ Equity for the period from

25

January 1, 2003 through December 31 2004

Consolidated Statements of Cash Flows for the

26

Years Ended December 31, 2004 and 2003

Notes to Financial Statements

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

AIMS Worldwide, Inc.:

We have audited the accompanying consolidated balance sheet of AIMS Worldwide, Inc., a Nevada corporation, and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIMS Worldwide, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 2, 75 percent and 96 percent respectively, of the Company’s net sales in the years ended December 31, 2004 and 2003 are concentrated in one customer.  A reduction in the level of net sales to or the loss of this customer could have a material adverse effect on the Company’s financial condition and results of operations.

In 2003, the Company emerged from the development stage.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP

Denver, Colorado

April 13, 2005

AIMS Worldwide, Inc.

Consolidated Balance Sheet

December 31, 2004

Assets
Current Assets:
Cash	$ 923,518

Prepaid expense	1,839
Other current assets	5,816

Total current assets	931,173

Equipment, at cost, net of
accumulated depreciation of $2,380	4,370
Other Assets:

Advance to merger candidate (Note 7)	25,000

Total Assets	$ 960,543

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 162,520
Accounts payable to related parties (Note 2)	196,202
Accrued salaries (Note 2)	1,123,380
Notes payable, related parties (Note 2)	975,969
Accrued interest payable, related parties (Note 2)	543,120
Notes payable, other (Note 4)	1,224,493
Accrued interest payable, other	538,439

Other current liabilities	117,031
Total current liabilities	4,881,154

Commitment (Note 6)	-

Shareholders' Deficit (Note 6)
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 22,077,452 shares issued and outstanding	22,077
Retained deficit	(3,942,688)

Total Shareholders' Deficit	(3,920,611)

Total Liabilities and Shareholders' Deficit	$ 960,543

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2004	2003
Revenue:
Related parties	$ 131,463	$ 270,958
Others	520,971	10,000
	652,434	280,958
Costs and expenses:

Stock issued to employees and for services	326,033	5,000
Asset impairment charge (Note 2)	1,010,573	125,000
General and administrative expenses	2,117,750	762,605
General and administrative expenses, related parties (Note 2)	184,847	60,891
Total costs and expenses	3,639,203	953,496

Operating Loss	(2,986,769)	(672,538)

Interest Expense, net	(102,659)	(4,514)
Interest Expense, net - related parties	(27,319)	-

Loss before provision for income taxes	(3,116,747)	(677,052)

Income taxes (Note 5)	-	-

Net Loss	$ (3,116,747)	$ (677,052)

Basic and diluted loss per share	$ (0.20)	$ (0.05)

Weighted average number of
shares outstanding	15,725,275	14,069,753

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	13,310,000	$ 13,310	$ 12,191	$ (92,927)	$ (67,426)
Common Stock issued for cash	1,714,286	1,714	723,055	-	724,769
Common stock issued for
technology license (Note 3)	500,000	500	249,500	-	250,000
Common stock issued for services	10,000	10	4,990	-	5,000
Stock options granted (Note 6)	-	-	4,300	-	4,300
Net Loss for year	-	-	-	(677,052)	(677,052)
Balance, December 31, 2003	15,534,286	$ 15,534	$ 994,036	$ (769,979)	$ 239,591

Common stock issued for services	338,150	338	238,293	-	238,631
Common stock issued to acquire
affiliate (Note 2)	1,936,891	1,937	(3,729,903)	(55,962)	(3,783,928)
Common Stock issued for cash	3,061,904	3,062	1,171,938	-	1,175,000
Common Stock issued in
debt conversion (Note 2)	1,206,221	1,206	1,325,636	-	1,326,842
Net Loss for year	-	-	-	(3,116,747)	(3,116,747)
Balance, December 31, 2004	22,077,452	$ 22,077	$ -	$ (3,942,688)	$ (3,920,611)

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$ (3,116,747)	$ (677,052)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	67,659	59,722
Asset impairment charge	1,010,573	125,000
Stock options granted	6,500	4,300
Stock issued to employees and others for services	326,033	5,000

	(1,705,982)	(483,030)
Changes in current assets and liabilities:
Accounts receivable and other current assets	147,927	(127,886)
Accounts payable and other current liabilities	918,827	138,126
Net cash used in operating activities	(639,228)	(472,790)

Cash flows from investing activities:
Purchase of equipment	(6,751)	-

Advance to merger candidate (Note 7)	(25,000)	-
Net cash used in investing activities	(31,751)	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,175,000	750,000
Offering costs for sale of common stock	-	(25,231)
Proceeds from investor deposit	117,033	-
Proceeds from notes payable - stockholders	50,000	30,000
Repayments of note payable - stockholders	-	(30,000)
Net cash provided by financing activities	1,342,033	724,769

Net increase in cash	671,054	251,979

Cash, beginning of year	252,464	101

Cash, end of year	$ 923,518	$ 252,080

Cash paid during the year for:
Interest	$ -	$ 300
Income taxes	$ -	$ -

Non-cash financing activities:
Stock issued to acquire technology license	$ -	$ 250,000
Stock issued in reorganization	$ 963,446	$ -

See accompanying notes to consolidated financial statements

AIMS WORLDWIDE, INC.

Notes to Consolidated Financial Statements

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

Basis of Presentation

The consolidated financial statements include the accounts of AIMS Worldwide, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. When we refer to “we,” “our,” or “us” in this document, we mean AIMS Worldwide, Inc. and its Nevada predecessor. When we refer to “ETG” we mean the predecessor.

We have incurred significant operating losses since our inception and we have a net working capital deficiency at December 31, 2004.  We are currently seeking equity capital in order to proceed with our business plan.  While we have been successful in the past in raising equity capital, the unique nature of our business concept has limited our ability to acquire additional equity capital.  We believe that we are not a viable candidate for commercial bank debt financing due to our lack of operating history and our lack of tangible assets.   There is no assurance that we will meet the objectives of our business plan or that we will be successful in obtaining additional financing. Because there is no guarantee that we will succeed in accomplishing our objectives, substantial doubt exists about our ability to continue as a going concern.

As of December 31, 2003, we no longer classify ourselves as a development stage enterprise in accordance with Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”).

Cash and cash equivalents

For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.  We had $300,000 on cash equivalents as of December 31, 2004.

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

At December 31, 2004, there was no variance between basic and diluted loss per share as the exercise of outstanding warrants to purchase common stock would be potentially anti-dilutive.

Fair Value of Financial Instruments

Our financial instruments consist of cash, receivables, and accounts payable and accrued expenses. The carrying values of cash, receivables, and accounts payable and accrued expenses approximate fair value because of their short maturities.

The carrying value of the term loans and demand note payable approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

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

A substantial portion of our 2004 service revenue was derived from a cost-plus service contract with a related entity.   In accordance with Emerging Issues Task Force (EITF) Issue 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recognize the net amount of revenue retained under the contract because we have earned a management fee.

Stock-based Compensation

We account for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option-pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense.

We account for stock-based consulting compensation under the fair value based method which calculates compensation expense based on the fair value of the options expected to vest on the date the option is granted.

However, the FASB revised Statement No. 123 in 2004.  Statement No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective the first interim reporting period after December 15, 2005. The Company will adopt this guidance as of June 15, 2005 and begin recognizing compensation expense related to stock options should any be issued. The requirements of SFAS No. 123 will also be applied to stock options granted subsequent to December 15, 2005.

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

Note 2: Related Party Transactions

We accrued stock-based compensation totaling $1,123,380 as of December 31, 2004 for services performed by our officers during 2004.  In January 2005, we issued those officers a total of 1.8 million shares of common stock valued $1,123,380 in satisfaction of our liability.

In 2004, we exchanged equity interests with ATB Media, Inc. (“ATB”.)  ATB was formed in 1997 in Delaware to participate in the acquisition and operation of radio and television stations.  We accounted for this transaction at historical cost because prior to the acquisition, ATB was an entity under common control.  We issued 1,936,891 shares of our common stock for all of the outstanding common stock of ATB, which had net liabilities of $3,783,983.

Through December 2004, ATB had advanced $1,010,573 to entities acquiring certain of these radio stations.  In addition, ATB had acquired interests in other entities totaling $201,659. Because of uncertainty in recovering these investments, management has written them off.

Unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2004 follow:

	Principal	Interest
Max E. Miller, 15% interest	$ 125,000	$ 39,376
Michael Foudy, -0-% interest	125,000	-
Michael Foudy, 15% interest	282,744	286,668
Denison E. Smith, 12% interest	248,710	142,171
Gerald Garcia, 10% interest	30,000	24,000
Media Partners, 6.5% interest	164,515	34,150
Foudy/Miller	-	16,755
	$ 975,969	$ 543,120

In 2004, certain debt holders forgave debt totaling $1,326,843 of our notes payable and accrued interest in exchange for a total of 1,206,220 shares of our common stock as follows:

		Number of
	Debt	Shares
Max E. Miller, 15% interest	$ 155,001	140,910
Michael Foudy, -0-% interest	125,000	113,636
Michael Foudy, 15% interest	548,383	498,530
Denison E. Smith, 12% interest	375,959	341,781
Gerald Garcia, 10% interest	52,500	47,727
Edward Debolt, 10% interest	70,000	63,636
	$ 1,326,843	1,206,221

In 2004 and 2003, respectively, we paid consulting fees totaling $157,250 and $60,891 to Directors, acting in the capacity of consultants.

In 2004, we paid legal fees totaling $25,000 to a shareholder acting in the capacity of an attorney. We are indebted to the shareholder in the amount of $37,500 as of December 31, 2004.

In 2004 and 2003, respectively, we paid consulting fees totaling $5,693 and $-0- to a shareholder. We are indebted to the shareholder in the amount of $33,333 as of December 31, 2004.

In 2004 and 2003, respectively, we paid consulting fees totaling $21,904 and $-0- to a shareholder. We are indebted to the shareholder in the amount of $32,340 as of December 31, 2004.

We are indebted to affiliates in the amount of $30,923 as of December 31, 2004.

In 2003, we paid legal and other costs on behalf of ATB Media Services, Inc., an affiliate, totaling $65,319.  We incurred these costs in connection with a proposed business combination.

In 2004 and 2003, respectively, we recorded $131,463 and $270,958 in revenue from related entities, representing a concentration of 20 percent and 96 percent of total revenue.  In addition, we recorded $115,788 and $191,276, respectively in revenue from a related organization that the Company is managing under a cost plus fee arrangement, representing 75 percent and 61 percent of total revenue.

We subleased office space from the organization that we managed at a cost of $1,733 per month under an agreement that ran through December 2003.  Total sublease payments were $4,720 and $28,269 for the years ended December 31, 2004 and 2003, respectively.  We obtain office support, equipment and services under cost sharing agreements with this organization and an unrelated Company with which it shares subleased office space accrued at a total monthly cost of $8,750. Total payments under the cost-sharing arrangements were $-0- and $105,000 for the years ended December 31, 2004 and 2003, respectively.  We are indebted to the organization in the amount of $42,136 as of December 31, 2004.

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

Note 3: Technology License Agreement

In April 2003, we issued 500,000 shares of our common stock in exchange for a license to use certain technology.  We valued the license at $250,000.  In the fourth quarter of 2003, we completed a review of our assets that identified the license as an asset whose carrying amount was not fully recoverable.  As a result of this review, we recorded an asset impairment charge of $125,000.  We fully amortized the remaining balance in 2004.  As of December 31, 2004, the carrying value of the license is $-0-.

Note 4: Notes Payable

Notes payable consist of the following notes payable at December 31, 2004:

Various individuals, 10% interest	$ 100,000	$ 44,759
Denton Hall, 10% interest	50,000	7,171
Angela Noble, 11% interest	500,000	220,000
Christopher Phillips, 11% interest	500,000	220,000
Keith D. Stein, 10% interest	30,000	12,637
Gene Jewett, 10% interest	4,493	1,872
Edward Debolt, 10% interest	40,000	32,000
	$ 1,224,493	$ 538,439

Except for the Denton Hall promissory note, the notes are the obligation of our subsidiary, ATB, and are in default.

Note 5: Income Taxes

Because we underwent an ownership change in 2002, as defined in Section 382 of the Internal Revenue Code, our tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2004 and 2003 follows:

	Years Ended
	December 31,
	2004	2003
U.S. statutory federal rate	31.96%	31.59%
State income tax rate, net	6.00%	7.10%
NOL for which no tax
benefit is currently available	-37.96%	-38.69%

	0.00%	0.00%

The benefit for income taxes from operations consisted of the following components at December 31, 2004: current tax benefit of $1,464,000 resulting from a net loss before income taxes, and deferred tax expense of $1,464,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The benefit for income taxes from operations consisted of the following components at December 31, 2003: current tax benefit of $281,000 resulting from a net loss before income taxes, and deferred tax expense of $281,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The change in the valuation allowance for the year ended December 31, 2004 was $1,183,000. The change in the valuation allowance for the year ended December 31, 2003 was $262,000. Net operating loss carryforwards at December 31, 2004 will expire in 2024. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Note 6: Stockholders' Deficit

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

Common stock

We issued 388,150 restricted shares of our common stock to employees and consultants in exchange for services in 2004.  The value of these awards totalled $238,631.  The compensation expense was measured based on the quoted market price of the stock on the date of issuance.

During the year ended December 31, 2004, we circulated a private offering memorandum relating to the private offering of shares of our common stock.  The securities have not been registered pursuant to the Securities Act of 1933, as amended (the “Act”), nor have they been registered under the securities act of any state.  These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws.  Our management, who was not paid any commission or compensation for offering or selling the securities, sold the securities.   We sold 3,061,904 restricted shares of common stock for net proceeds of $1,175,000, after deducting offering costs of $17,293.

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

Contingent common shares

We are contractually bound to issue 500,000 shares to an unrelated third-party should certain conditions be met by ATB by April 2005.  In addition, we contractually bound to issue 1,500,000 shares to an unrelated third-party should certain conditions be met by ATB by April 2008.

Options and warrants to purchase common stock

In November 2004, we granted to two employees, warrants to purchase 36,000 shares of our common stock at $0.50 per share.  The warrants vested in January 2005 and expire on December 31, 2006.  We used an option-pricing model to value the warrants. Factors used to price the option were as follows:

Market price of stock	$ 0.50
Estimated volatility of stock price	51%
Discount rate	2%
Dividends	None
Estimated option life	Three years

In March 2003, we granted an officer, an option to purchase 30,000 shares of our common stock at $1.00 per share.  The option vested immediately and expires in April 2006.  We used an option-pricing model to value the option. Factors used to price the option were as follows:

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

Note 7: Subsequent Events

During the first quarter of 2005, we sold 2,453,571 shares of common stock for net proceeds of $925,000.

On January 28, 2005, we purchased the assets of Prime Time Cable, Inc. in exchange for 1,576,086 unregistered shares of our common stock.  We negotiated the right to re-purchase 788,043 of the shares for $1.50 each for up to three years from the purchase date.  The assets were recorded in our newly formed subsidiary, AIMS Broadband, Inc., which we organized in Nevada for specifically that purpose.  Pro forma financial information will be provided in the first quarter of 2005.  We had advanced $25,000 to Prime Time Cable, Inc. in December 2004.