Form 10QSB
period 2005-03-31
AIMS WORLDWIDE INC
filed 2005-05-23
CIK 1094363

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2005: 27,626,030 shares of common stock, par value $0.001

Transitional Small Business Format:  Yes [   ]  No [ X ]

FORM 10-QSB

AIMS WORLDWIDE, INC.

(A Development Stage Company)

INDEX

		Page
PART I.	Financial Information

Item 1.  Consolidated Financial Statements

Condensed, consolidated Balance Sheet at March 31, 2005 (Unaudited)

Condensed, consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)

Condensed, consolidated Statements of Changes in Shareholders’ Equity – From January 1, 2005 through March 31, 2005 (Unaudited)

Condensed, consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 6 7 8 9 11 16
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 4. Submission of Matters to a Vote of Securities Holders Item 6. Exhibits and Reports on Form 8-K	17 18 18
	Signatures	19

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of AIMS Worldwide, Inc. at March 31, 2005 and December 31, 2004, and the related statements of operations, and the statements of cash flows, for the three months ended March 31, 2005 and 2004 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

March 31, 2005

(unaudited)

Assets
Current Assets:
Cash	$ 1,140,052
Accounts receivable	96,424

Inventory	7,719
Prepaid expense	3,944
Security deposit	8,816

Total Current Assets	1,256,955

Equipment:
At cost, net of accumulated depreciation of $55,909	508,477

Other Assets:

Deposit on acquisition target	50,000

Subscriber lists, net of amortization	524,589
Goodwill	627,548

Total Assets	$ 2,967,569

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet (continued)

March 31, 2005

(unaudited)

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$ 368,116
Accounts payable - related parties	16,143
Notes payable - related parties	975,971
Accrued interest payable - related parties	572,629
Notes payable-other	1,765,992
Accrued interest payable-other	561,146
Other current liabilities	52,525
Total Current Liabilities	4,312,522

Long-term Liabilities:
Deferred income tax	216,000
Minority Interest	201,030
Total Liabilities	417,030

Stockholders' Deficit
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 27,626,030 shares issued and outstanding	27,626
Additional paid-in capital	2,800,407

Deficit retained	(4,590,016)

Total Stockholders' Deficit	(1,761,983)

Total Liabilities and Stockholders' Deficit	$ 2,967,569

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

 (unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Related Parties	$ -	$ 78,469
Others	216,928	-
	216,928	78,469

Costs and expenses:
Cost of Sales	74,690	-
Gross Profit	142,238	78,469

General and Administrative Expenses	589,435	362,013
General and Administrative Expenses - related parties	116,700	-
	706,135	362,013

Operating Loss	(563,897)	(283,544)

Interest Expense, net	(55,736)	97
Minority interest	(27,695)	-

Loss before provision for income taxes	(647,328)	(283,447)

Income taxes	-	-

Net Loss	$ (647,328)	$ (283,447)

Basic and diluted loss Per Share	$ (0.03)	$ (0.02)

Weighted Average number of
Shares Outstanding	25,214,395	15,726,455

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements Changes in Shareholders’ Deficit

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	22,077,451	$ 22,077	$ -	$ (3,942,688)	$ (3,920,611)
Common Stock issued for cash	2,453,571	2,454	922,546	-	925,000
Common Stock issued for services	80,000	80	44,996	-	45,076
Common Stock issued for debt	115,000	115	57,385	-	57,500
Common Stock issued in debt extinguishments	1,850,000	1,850	1,146,530	-	1,148,380
Common stock issued for Subsidiary (Note B)	1,050,000	1,050	628,950	-	630,000
Net Loss	-	-	-	(647,328)	(647,328)
Balance, March 31, 2005	27,626,022	$ 27,626	$ 2,800,407	$ (4,590,016)	$ (1,761,983)

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Three Months
	March 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$ (647,328)	$ (283,447)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	20,581	20,918

Minority interest	27,695	-

Stock issued to employees and others for services	45,076	84,478
	(553,976)	(178,051)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(36,540)	(13,087)
Cash received in acquisition	115,913	-
Accounts payable and other current liabilities	(39,025)	6,521
Net Cash Used in Operating Activities	(513,628)	(184,617)

Cash Flows From Investing Activities:
Purchase of Equipment	(19,838)	(4,837)
Deposit on acquisition	(50,000)	-
Investment in Prime Time Cable	(125,000)	-
Net Cash Used in Investing Activities	(194,838)	(4,837)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	925,000	50,000
Net Cash Provided By (Used in) Financing Activities	925,000	50,000

Net Increase (Decrease) in Cash	216,534	(139,454)

Cash, beginning of period	923,518	252,081

Cash, end of period	$ 1,140,052	$ 112,627

Cash Paid During the Period For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

See accompanying notes to condensed, consolidated financial statements

 AIMS WORLDWIDE, INC.

Notes to Condensed, Consolidated Financial Statements

 (unaudited)

NOTE  A:  BASIS  OF  PRESENTATION

The consolidated financial statements presented herein have been prepared by management in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2004, as filed in its annual report on Form 10-KSB filed April 15, 2005, and should be read in conjunction with the notes thereto.

Effective February 1, 2005, the Company acquired Prime Time Broadband, Inc.  And investments in four related limited liability companies (collectively PTB) in exchange for 1,576,086 shares of common stock and $400,000 in cash, to be paid over a period of two years.  PTB is engaged in the design, construction and operation of independently owned television and communication systems.  The acquisition was accounted for as a purchase and the operations of this new subsidiary and the limited liability companies in which its ownership is at least a 50% have been consolidated in the financial statements of AIMS since February 1, 2005, the date of acquisition.

In the opinion of management, all adjustments  (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the

Results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended December 31, 2004 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended March 31, 2005. The comparative figures for the three-month period ended March 31, 2004 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

NOTE B:  ACQUISITION OF PRIME TIME BROADBAND, INC.

We acquired a 100 percent interest in the assets of Prime Time Broadband, Inc. (“PTB”), which was formed to acquire design, construct and operate private cable and Internet systems.  It was acquired, effective February 1, 2005 and is operated by our wholly owned subsidiary, AIMS Interactive, Inc.  The results of operations of our newly acquired subsidiary are included in our operations from the date of acquisition.  This system includes wholly owned systems and systems owned and operated by limited liability companies in which we have ownership interests between 33% and 50%.  Operations of the limited liability companies in which we own at least 50% and which we operate are included in our consolidated financial statements.

The primary reason for this acquisition was to enter the private cable and broadband business from which to increase subscriber services and advertiser services.

Important factors that contributed to the purchase price exceeding the net book value of the PTB assets acquired are:

1.

The current market price value for similar private cable services; and

2.

Historically, subscriber contracts have increased in value; and

3.

The opportunity to provide additional broadband services to the existing subscriber.

The purchase price included 1,576,086 shares of our common stock valued at $971,500 and $400,000 cash.  Cash paid through closing totaled $150,000, with $50,000 due over six months and two annual payments of $100,000 each.  We issued 1,050,000 shares of our common stock at closing and will issue another 526,086 shares within 180 days.  We negotiated the right to re-purchase 788,043 of the shares for $1.50 each for up to three years from the purchase date.  Should we re-purchase any shares, we will not adjust the purchase price.  There were no amounts assigned to research and development costs.

AIMS WORLDWIDE, INC.

Notes to Condensed, Consolidated Financial Statements

 (unaudited)

The following condensed balance sheet reflects the amount assigned to each major asset and liability caption of PTB at the date of acquisition:

Cash	$ 115,914
Other current assets	72,708
Property & equipment	498,071
Subscriber costs	531,117
Goodwill	627,549
Current liabilities	(84,522)
Deferred taxes	(216,000)
Minority interests	(173,337)
Total consideration paid	$ 1,371,500

Pro forma financial information will be furnished in Form 8-K.

NOTE C:  INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed consolidated financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in  $-0- income taxes.

NOTE D:  RELATED PARTY TRANSACTIONS

We accrued stock-based compensation totaling $1,123,380 as of December 31, 2004 for services performed by our officers during 2004.  In January 2005, we issued those officers a total of 1.8 million shares of common stock valued $1,123,380 in satisfaction of our liability.

During the first quarter of this year, we extinguished approximately $195,000 in obligations due to related parties.

During the first quarter of this year, we issued 1,850,000 shares of our common stock to extinguish obligations due to related parties.

NOTE E:  SHAREHOLDERS’ DEFICIT

During the first quarter of this year, we issued 115,000 shares of our common stock to extinguish notes payable and related accrued interest totalling $57,500.

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the three months ended March 31, 2005:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead
Revenues	$189,233	$-	$-	$2,379
Income (Loss) from operations	$40,313	$(59,389)	$-	$(628,253)
Identifiable assets	$557,382	$-	$-	$7,592
Depreciation	$52,797	$-	$-	$56,497

As of March 31, 2004, we had no segments.

ITEM  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934.  AIMS Worldwide, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements.  Words such as “May,” “Will,” “Expect,” “Believe,” “Anticipate,” “Intend,” and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report.  Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

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

Prime Time Cable, Inc.  On February 10, 2005 AIMS Worldwide, Inc. completed its previously announced plan to acquire Prime Time Cable, Inc.  The transaction included the purchase of field-deployed cable TV service equipment consisting of cable wire, head-end facilities and routing; equipment inventory; customer lists that include cable program subscription fees; contractual backlogs to design, construct and manage cable systems for at least 1,100 additional subscribers by the end of 2005; various intellectual property; office equipment; fleet vehicles; vendor agreements; operating leases; employment arrangements with staff; and membership interest in three LLCs.

The purchase price for the transaction was $1,850,000 in cash and stock. The cash portion is payable $150,000 at closing, an additional $50,000 in four installments to be paid by August 31, 2005 in consideration of a non-compete agreement with the seller, and $100,000 plus 5% simple interest on each of the anniversary dates of closing in 2006 and 2007.

The stock portion of the transaction consists of 1,576,086 shares of AIMS Worldwide restricted common stock (Rule 144 applies). 1,050,000 shares of stock were paid immediately with the balance due within 60 days of closing.  William Strickler is the sole recipient of the consideration paid for the assets.  The Company relied on an exemption from registration pursuant to Section 4.2 of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid and the value of the transaction was determined by the board of directors.

Prime Time is a pioneer in private cable systems and currently serves more than 3,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Florida. Veteran broadcast executive Chris Petersen has been named president and CEO of AIMS Broadband, Inc., a wholly-owned subsidiary of AIMS Worldwide, Inc. Under terms of an employment agreement Prime Time Cable founder William Strickler will continue to serve the company in the role of general manager for systems and new technology.

Harrell Woodcock Linkletter & Vincent, Inc.  Subsequent to the date of this report, on April 15, 2005 AIMS Worldwide, Inc. (“AIMS”) completed its previously announced plan to acquire Harrell Woodcock Linkletter & Vincent, Inc., a Florida corporation (“HWL&V”). The purchase price for the transaction was 500,000 shares of restricted common stock of AIMS in exchange for all of the issued and outstanding shares of HWL&V in cash and stock.  The Company relied on an exemption from registration pursuant to Section 4.2 of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid and the value of the transaction was determined by the board of directors.

Mr. B. Joseph Vincent, AIMS Vice Chair and Secretary of AIMS is also a principal in HWL&V.  For this reason, Mr. Vincent recused himself from sharing in any financial gain from this transaction and will not share in the distribution of AIMS stock to the other principals of HWL&V.

As part of the transaction, AIMS agreed to pay certain expenses of HWL&V in the amount of $8,922.44.  Included in the transaction are letters of intent issued by HWL&V to two specialty-marketing firms, which AIMS expects to acquire later this year.  HWL&V is a strategy, planning and marketing consulting group offering innovative new business and new market development services.

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

Description of Property

Our executive offices are located at 10400 Eaton Place, Suite 450, Fairfax, Virginia 22030.  We have an additional office in Tampa, Florida at a cost of $241 per month under a month to month arrangement.

Three Month Periods Ended March 31, 2005 and 2004

We had $216,928 in revenue for the three months ended March 31, 2005 compared with $78,469 in revenue for the same three month period of 2004.  Cost of sales was $74,690 leaving a gross profit of $142,238 for the three month period of 2005 compared to no cost of sales and a gross profit of $78,469.  Our general and administrative expenses were $706,135 for the three months ended March 31, 2005 and included $116,700 to a related party compared to general and administrative expense of $362,013 for the same period in 2004.  Our net loss for the three months ended March 31, 2005 was $647,328 compared to $283,447 for the same period in 2004.

In February, AIMS Worldwide, Inc. concluded the asset purchase of Prime Time Broadband, Inc., a private cable system, engineering, construction, management and service provider in Orlando, Florida. Prime Time Broadband serves as the first narrowcast operation in the AIMS Interactive, Inc. major business unit (MBU) with 3,000 current subscribers reaching a certain demographic profile. AIMS expects to introduce new subscriber revenue enhancement services and AIMS client market research, analysis, measurement and direct fulfillment products that will add value to our One-2-One marketing solutions.

In the first quarter, AIMS invested in the continued development of our Accurate Integrated Marketing Solutions proprietary process, methods and practices.  AIMS spent $211,607 in new client business development, including a one time non-reoccurring loss of $165,000 on an inaugural marketing event, to solicit, propose and present AIMS One-2-One Return On Marketing Investment (ROMI) to Strengthen and Save Our Social Security, Inc. (SOS), as well as several other major potential Accurate Integrated Marketing Solutions clients. AIMS net loss in the first quarter of 2005 was $647,328, compared to $283,447 in 2004. The increase in loss of $363,881 from the previous first quarter period was primarily because of to the above-mentioned investment in AIMS processes as well as new client business development.

In the first quarter of 2005, our loss per share was $0.03, versus $0.02 in the first quarter of 2004.  The increase in $0.01 per share loss is attributed to the investment in the continued development of the AIMS process, new client solicitations, and core competency target acquisition development cost.

Our revenues of $216,928 for the first quarter of 2005 increased by 276% over the previous year’s first quarter’s revenues of $78,469. This increase of $138,459 is due in part to the success of the above mentioned new client business development and fees as well as income from AIMS Interactive.

Liquidity and Capital Resources

At March 31, 2005, we had total assets of $2,967,569 consisting of $1,140,052 cash, $96,424 in accounts receivable, $7,719 of inventory, $3,944 in prepaid expenses and $8,816 in security deposit.  Equipment, net of accumulated depreciation was $508,477 and other assets included $50,000 deposit on acquisition target, $524,589 for subscriber lists, net of amortization and $627,548 in goodwill.

In the first quarter of 2005, net cash increased 19% or $216,534 over year-end 2004. March 31, 2005 cash in-hand totaled $1,140,052. The $1,140,052.00 is a 1012% increase over the $112,627 cash from the period ending March 31, 2004.

Our current liabilities at March 31, 2005 totaled $4,312,522 and consisted of $368,116 in accounts payable, $16,143 and $975,971 in accounts payable to related parties, $572,629 in accrued interest payable to related parties, $1,765,992 and $561,146 in other notes payable and $52,525 in other current liabilities.  Total long-term liabilities of $417,030 consisted of $216,000 of deferred income tax and $201,030 in minority interest.

During the three months ended March 31, 2005, we have extinguished approximately $195,000 in obligations to related parties and extinguished notes payable and related accrued interest totaling $57,500.

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

Subsequent to the date of this report, on April 25, 2005, the Company entered a Standby Equity Distribution Agreement (“Agreement”) with Cornell Capital Partners, L.P., (“Cornell”).  Under the Agreement, Cornell has committed to provide up to $35 million of funding to the Company to be drawn down over a 24  month period at the Company’s discretion.  The maximum draw down is $3,500,000 per advance notice with a minimum of five Trading Days between each advance notice.  A condition of the Agreement is the registration for resale with the Securities and Exchange Commission of securities purchased by Cornell pursuant to the Agreement.

Consideration for the Agreement required the Company to issue Common Stock of the Company in an amount equal to $290,000 and the Agreement requires the Company to pay a fee of 5% of each advance to Cornell.  Additionally, upon the Company issuing advance notices in an aggregate amount of $10,000,000, the Company shall pay to Cornell, a commitment fee equal to $250,000, which shall be paid by the issuance of a promissory note.

In connection with the Agreement, the Company has engaged Sloan Securities Corporation to act as the Company’s exclusive placement agent.

ITEM 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)

Changes in Internal Controls.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. Recent Changes in Securities

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions do not involve any public offering or broker and no commissions were paid on the transaction.

During the three months ended March 31, 2005, we issued 80,000 shares of previously authorized but unissued common stock for services valued at $45,076.

During the three months ended March 31, 2005, we issued 1,850,000 shares of previously authorized but unissued common stock to extinguish notes payable and related accrued interest totaling $1,148,380.

During the three months ended March 31, 2005, we issued 115,000 shares of previously authorized but unissued common stock to extinguish notes payable and related accrued interest totaling $57,500.

During the three months ended March 31, 2005, we sold 2,453,571 shares of previously authorized but unissued common stock in a private offering to accredited investors for net proceeds of $925,000.

On January 28, 2005, we purchased the assets of Prime Time Cable, Inc. in exchange for cash and 1,576,086 shares of previously authorized but unissued common stock.  Of the shares issued we have placed 526,086 of the shares in escrow pending successful completion of the Prime Time Cable, Inc. audit. We negotiated the right to re-purchase 788,03 of the shares for $1.50 each for up to three years from the purchase date.

In January 2005 we issued 1,800,000 shares of previously authorized but unissued common stock to our officers for services performed during 2004.  The stock was valued at $1,123,380.

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

ITEM 4.  Submission of Matters to a Vote of Securities Holders

On January 7, 2005, shareholders representing 11,372,395 (54%) common shares of 21,059,87 common shares issued and outstanding as of January 7, 2005, consented to amend the articles of incorporation of the Company to increase the authorized shares of common stock to 100,000,000 shares, par value $.001 and preferred stock to 10,000,000, shares, par value $.001.

ITEM 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

Date

Items Reported

February 16, 2005

2.01 Acquisition of Prime Time Cable, Inc.

April 19, 2005

2.01  Acquisition of Harrell Woodcock Linkletter & Vincent, Inc.

April 28, 20205

1.01  Entry into Material Agreement – Cornell Capital

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

2

 31.2

Certification of the Principal Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

3

 32.1

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant to

Section 906of the Sarbanes-Oxley Act of 2002*

Attached

4

 32.2

Certification of the Principal Financial Officer

pursuant to U.S.C. Section 1350 as adopted pursuant to

Section 906of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMS WORLDWIDE, INC.

Date: May 20, 2005

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr.

Chief Executive Officer

Date: May 20, 2005

/s/ Patrick J. Summers

Patrick J. Summers

Chief Financial Officer