Form 10QSB/A
period 2005-03-31
AIMS WORLDWIDE INC
filed 2005-08-22
CIK 1094363

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

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

Condensed, consolidated Statements of Changes in Shareholders’ Deficit – From January 1, 2005 through

March 31, 2005 (Unaudited)

Condensed, consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 6 7 8 9 13 18
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 4. Submission of Matters to a Vote of Securities Holders Item 6. Exhibits and Reports on Form 8-K	18 19 19
	Signatures	20

(Inapplicable items have been omitted)

Explanatory Note

AIMS Worldwide, Inc. is filing this Amendment to its quarterly report on Form 10-QSB for the quarter ended March 31, 2005 to revise its financial statements. As further described in Note G to the financial statements, this amendment revises the accounting method used to report investments in entities in which the Company holds a 50% ownership interest but does not have ultimate operational control.

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS Worldwide, Inc. at March 31, 2005, and the related statements of operations, shareholders deficit and cash flows, for the three months ended March 31, 2005 and 2004 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

March 31, 2005

(unaudited)

Assets	Restated*
Current Assets:
Cash	$ 1,025,208
Accounts receivable	104,057
Inventory	3,719
Prepaid expense	3,944
Security deposit	8,816
Total Current Assets	1,145,744

Equipment:
At cost, net of accumulated depreciation of $55,909	246,042

Other Assets:

Deposit on acquisition target	50,000
Equity investments	699,198
Goodwill	656,648

Total Assets	$ 2,797,532

*  see Note G

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet (continued)

March 31, 2005

(unaudited)

Restated*
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$ 264,713
Accounts payable - related parties	119,297
Notes payable - related parties	975,969
Accrued interest payable - related parties	572,629
Notes payable-other	1,765,992
Accrued interest payable-other	561,146
Other current liabilities	52,525
Total Current Liabilities	4,312,271

Long-term Liabilities:
Deferred income tax	216,000
Total Liabilities	4,528,271

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 27,626,030 shares issued and outstanding	27,626
Additional paid-in capital	2,800,407

Deficit retained	(4,558,772)

Total Stockholders' Deficit	(1,730,739)

Total Liabilities and Stockholders' Deficit	$ 2,797,532

*  see Note G

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

 (unaudited)

	Three Months Ended
	March 31,
	Restated* 2005	2004
Revenue:
Related Parties	$ -	$ 78,469
Others	164,426	-
	164,426	78,469

Costs and expenses:
Cost of Sales	60,056	-
Gross Profit	104,370	78,469

Stock Issued to Employees for Services	45,076	84,478
General and Administrative Expenses General and Administrative Expenses - related parties	532,688 116,700	165,942 111,593
	694,464	362,013

Operating Loss	(590,094)	(283,544)

Interest Expense, net Interest expense - related parties	(28,210) (27,526)	97 -
Minority interest	29,746	-

Loss before provision for income taxes	(616,084)	(283,447)

Income taxes	-	-

Net Loss	$ (616,084)	$ (283,447)

Basic and diluted loss Per Share	$ (0.02)	$ (0.02)

Weighted Average number of
Shares Outstanding	25,214,395	15,726,455

*  see Note G

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Shareholders’ Deficit

(unaudited)

			Additional	Restated*	Restated*
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	22,077,451	$ 22,077	$ -	$ (3,942,688)	$ (3,920,611)
Common Stock issued for cash	2,453,571	2,454	922,546	-	925,000
Common Stock issued for services	80,000	80	44,996	-	45,076
Common Stock issued for debt	115,000	115	57,385	-	57,500
Common Stock issued in debt extinguishments	1,850,000	1,850	1,146,531	-	1,148,381
Common stock issued for Subsidiary (Note B)	1,050,000	1,050	628,950	-	630,000
Net Loss	-	-	-	(616,084)	(616,084)
Balance, March 31, 2005	27,626,022	$ 27,626	$ 2,800,408	$ (4,558,772)	$ (1,730,738)

*  see Note G

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Three Months
	March 31,
	Restated* 2005	2004
Cash Flows From Operating Activities:
Net loss	$ (616,084)	$ (283,447)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization Earnings form Equity Investments Stock issued to employees and other for services	8,828 (29,746) 45,076	20,918 - 84,478
	(591,926)	(178,051)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(55,882)	(13,087)
Cash received in acquisition	835	-
Accounts payable and other current liabilities	(11,337)	6,521
Net Cash Used in Operating Activities	(658,310)	(184,617)

Cash Flows From Investing Activities:
Purchase of Equipment	-0-	(4,837)
Deposit on acquisition Distribution from equity investments	(50,000) 10,000	- -
Investment in subsidiary and equity investments	(125,000)	-
Net Cash Used in Investing Activities	(165,000)	(4,837)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	925,000	50,000
Net Cash Provided By (Used in) Financing Activities	925,000	50,000

Net Increase (Decrease) in Cash	101,690	(139,454)

Cash, beginning of period	923,518	252,081

Cash, end of period	$ 1,025,208	$ 112,627

Cash Paid During the Period For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

*  see Note G

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

Effective February 1, 2005, the Company acquired certain assets of Prime Time Cable, Inc., including investments in three related limited liability companies in exchange for 1,576,086 shares of common stock and $400,000 in cash, to be paid over a period of two years.  PTB is engaged in the design, construction and management of independently owned cable TV and broadband systems.  The acquisition was accounted for as a purchase and the operations of this new subsidiary have been consolidated in the financial statements of AIMS since February 1, 2005, the date of acquisition.  For the investments in the limited liability companies, which are not required to be consolidated, the Company follows the guidance provided by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock".

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

NOTE B:  ACQUISITION OF PRIME TIME BROADBAND, INC.

We acquired a 100 percent interest in certain assets of Prime Time Cable, Inc. and placed those assets in Prime Time Broadband, Inc. (“PTB”), which was formed to acquire design, construct and manage private cable and Internet systems.  Prime Time Cable, Inc.’s assets were acquired, effective February 1, 2005. PTB is operated by our wholly owned subsidiary, AIMS Interactive, Inc.  The results of operations of our newly acquired subsidiary are included in our operations from the date of acquisition.  This subsidiary includes wholly owned systems and systems owned and operated by limited liability companies in which we have ownership interests between 33% and 50%.  Operations of the limited liability companies are included in our consolidated financial statements under the equity method of accounting for investments as one-line items on the statement of operations and on the balance sheet.  The limited liability companies, Terra Verde Communications LLC, Belmere Communications LLC, and Emerald Island Communications LLC, were acquired at a cost that includes $453,428 of goodwill.

The primary reason for this acquisition was to enter the private cable and broadband business from which to increase subscriber services and advertiser services.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and to address certain implementation issues that had arisen. A variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns, or both. As of December 31, 2004, the Company is not a primary beneficiary of any VIE's.

For investments that are not required to be consolidated, the Company follows the guidance provided by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock".

Important factors that contributed to the purchase price exceeding the net book value of the PTB assets acquired are:

1.    The current market price value for similar private cable services;

2.    Historically, subscriber contracts have increased in value; and

3.    The opportunity to provide additional broadband services to the existing subscribers.

The purchase price included 1,576,086 shares of our common stock valued at $971,500 and $400,000 cash.  Cash paid through closing totaled $150,000, with $50,000 due over six months and two annual payments of $100,000 each.  We issued 1,050,000 shares of our common stock at closing and issued another 526,086 shares in June.  We negotiated the right to re-purchase 788,043 of the shares for $1.50 each for up to three years from the purchase date.  Should we re-purchase any shares, we will not adjust the purchase price.  There were no amounts assigned to research and development costs.

The following condensed balance sheet reflects the amount assigned to each major asset and liability caption of PTB at the date of acquisition:

Cash	Restated* $ 835
Other current assets	56,999
Property & equipment	250,500
Equity investments	679,452
Goodwill	656,548
Current liabilities	(56,834)
Deferred taxes	(216,000)

Total consideration paid	$ 1,371,500

*  See note G

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

NOTE E:  SHAREHOLDERS’ DEFICIT

During the first quarter of this year, we issued 115,000 shares of our common stock to extinguish notes payable and related accrued interest totaling $57,500.

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the three months ended March 31, 2005:

          Restated*

		Media		Media		Consulting		Corporate
		Services		Properties		Services		Overhead
Revenues		$164,428		$-		$-		$2,379
Income (Loss) from operations Earnings from equity investments	$ $	34,471 29,746	$ $	(59,389)	$ $	-	$ $	(620,912)
Identifiable assets		$250,500		$-		$-		$6,751
Depreciation		$8,350		$-		$-		$2,859

As of March 31, 2004, we had no segments.

*  see Note G

NOTE G:  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the quarter ended March 31, 2005 to correct errors identified during the preparation of its financial statements for the quarter ended June 30, 2005 and reflect the corresponding changes described below.

During the first quarter of 2005, the Company acquired the assets of Prime Time Cable, Inc. and formed a wholly owned subsidiary, Prime Time Broadband, Inc. (PTB).  Among the assets owned by Prime Time Cable and acquired by the Company in this transaction are interests in three limited liability companies (LLCs).  PTB holds a 50% interest in these three LLCs and provides direction and operating and administrative management.  Accordingly, operations of these LLCs were consolidated with the operations of both PTB and the Company for the quarter ended March 31, 2005, including appropriate elimination of all intercompany amounts and reflecting significant minority interests.  PTB’s interest in the third LLC was recorded using the cost method since PTB holds a smaller ownership interest and does not provide operating or administrative management.

During preparation of the financial statements for the quarter ended June 30, 2005, it was determined that proper accounting for the investments in all three LLCs plus an additional LLC formed 2nd quarter would employ the equity method whereby results of operations are recorded each period as a single line item separate from the results of operations of the Company and the investments in the LLCs are carried as a single line item on the Company’s balance sheet.  PTB operates the LLCs in which it holds a 50% interest and provides management and direction but does not hold final control.  Control resides with a three-person board of managers to which the Company appoints only one member.  The equity method will also be applied to the investment in the third LLC because the Company holds 33% of the ownership interest.

The following table shows the effect of the restatement:

As Previously

    Reported

As Restated

As of March 31, 2005:

Current Assets

    Cash

$  1,140,052

$  1,025,208

    Accounts receivable

96,424

104,057

    Inventory

7,719

3,719

        Total Current Assets

1,256,955

1,145,744

Equipment, net of depreciation

508,477

246,042

Equity investments – unconsolidated

-

699,198

Subscriber lists, net of amortization

524,589

-

Goodwill

627,548

656,548

        Total Assets

2,967,569

2,797,532

Current Liabilities

        Total current liabilities

4,312,522

4,312,271

Minority interest

201,030

-

Shareholders’ Deficit

    Deficit retained

(4,590,016)

(4,558,772)

As Previously

    Reported

As Restated

For the quarter ended March 31, 2005:

Revenue

216,928

164,426

Cost of Sales

74,690

60,056

    Gross Profit

142,238

104,370

Operating expense

706,135

694,464

    Operating loss

(563,897)

(590,094)

Earnings from equity investments

-

29,746

Earnings attributable to minority interest

(27,695)

-

    Net Loss

(647,328)

(616,084)

Basic and diluted earnings per share

(0.03)

(0.02)

Cash flows from operating activities

    Depreciation and amortization

20,581

8,828

    Earnings from equity investments

-

(29,746)

    Earnings attributable to minority interests

27,695

-

    Accounts receivable and other current assets

(36,540)

(55,882)

    Cash received on acquisition

115,913

835

    Accounts payable and other current liabilities

(39,025)

(11,337)

Cash flows from investing activities

    Purchase of equipment

(19,838)

-

    Distributions from equity investments

-

10,000

Net increase (decrease) in cash

216,534

101,690

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

On April 19, 2004, we acquired ATB Media, Inc. ATB was formed to acquire radio broadcast properties and/or invest in companies that had previously acquired radio broadcast properties in small and medium-sized markets and to use innovative techniques and low cost, engineering-driven strategies to upgrade these properties into successful radio stations by relocating such properties to larger markets, increasing authorized power and/or authorized hours of operation. ATB owns rights to receive income participation from one or more radio stations and other businesses. Due to the profit participation agreements, the Company determined that the current fair value of these advances and investments has increased to an amount in excess of $5,400,000; however merger has been recorded at book value because the companies were under common control.

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

Under the terms of the Merger Agreement, we issued 1,926,891 shares of Common Stock in exchange for all of the issued and outstanding shares of the ATB Common Stock. In addition, we will issue an additional 500,000 shares of our Common Stock to former ATB shareholders upon the upgrade of KCAA radio in Loma Linda, California to 24 hour per day operations so long as such upgrade occurs within 12 months of Closing Date, and an additional 1,500,000 shares of our Common Stock to former ATB shareholders upon KCAA receiving FCC approval of a power upgrade to at least 10,000 watts daytime so long as such FCC approval is received within 36 months of Closing Date. The shares of our Common Stock will be issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. The availability of Section 4(2) is contingent upon the satisfaction of certain criteria thereunder.

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

AIMS Media Group includes the Company’s subsidiaries AIMS Interactive, Inc., a private cable TV delivery system in Florida and ATB Media which owns a 40% controlling interest in Radio Station KCAA in Loma Linda/San Bernadino, California, and minority interest in Group One Broadcasting, Inc., a Scottsdale, Arizona operator of the Talk One Radio Network.

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

AIMS Public Relations Group and a strategic public relations partner will concentrate on creating public relations, publicity and special events through various media, networking, and promotions for its clients.

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

Subsidiaries

As part of its acquisition strategy, AIMS Worldwide, Inc. owns 100% of the following subsidiaries

AIMS Interactive, Inc. and its wholly-owned subsidiary, Prime Time Broadband, Inc. assets consist of cable programming services, field-deployed cable TV service equipment consisting of cable wire, head-end facilities and routing; equipment inventory; customer lists that include cable program subscription fees; contractual backlogs to design, construct and manage cable systems for at least 1,100 additional subscribers by the end of 2005; various intellectual property; office equipment; fleet vehicles; vendor agreements; operating leases; employment arrangements with staff; and membership interests in three (a fourth added 2nd quarter 2005) limited liability companies that own and operate cable systems..

Prime Time is a pioneer in private cable systems and currently serves more than 5,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Florida.

On February 1, 2005 AIMS Worldwide, Inc. completed its previously announced plan to acquire certain assets of Prime Time Cable, Inc.  The transaction included the purchase of field-deployed cable TV service equipment consisting of cable wire, head-end facilities and routing; equipment inventory; customer lists that include cable program subscription fees; contractual backlogs to design, construct and manage cable systems for at least 1,100 additional subscribers by the end of 2005; various intellectual property; office equipment; fleet vehicles; vendor agreements; operating leases; employment arrangements with staff; and membership interests in three (a fourth added 2nd quarter 2005) limited liability companies that own and operate cable systems.

The purchase price for the transaction was $1,800,000 in cash and stock. The cash portion is payable $150,000 at closing, an additional $50,000 in four installments to be paid by August 31, 2005 in consideration of a non-compete agreement with the seller, and $100,000 plus 5% simple interest on each of the anniversary dates of closing in 2006 and 2007.

The stock portion of the transaction consists of 1,576,086 shares of AIMS Worldwide restricted common stock (Rule 144 applies). 1,050,000 shares of stock were paid immediately with the balance was paid in June 2005.  William Strickler is the sole recipient of the consideration paid for the assets.  The Company relied on an exemption from registration pursuant to Section 4.2 of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid and the value of the transaction was determined by the board of directors.

Prime Time is a pioneer in private cable systems and currently serves more than 5,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Florida. Veteran broadcast executive Chris Petersen is president and CEO of AIMS Interactive, Inc., a wholly-owned subsidiary of AIMS Worldwide, Inc. Under terms of an employment agreement Prime Time Cable founder William Strickler will continue to serve the company in the role of general manager for systems and new technology.

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

Harrell Woodcock Linkletter & Vincent, Inc.  Subsequent to the date of this report, on April 15, 2005, AIMS Worldwide, Inc. (“AIMS”) completed its previously announced plan to acquire Harrell Woodcock Linkletter & Vincent, Inc., a Florida corporation (“HWL&V”). The purchase price for the transaction was 500,000 shares of restricted common stock of AIMS in exchange for all of the issued and outstanding shares of HWL&V in cash and stock.  The Company relied on an exemption from registration pursuant to Section 4.2 of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid and the value of the transaction was determined by the board of directors.

Mr. B. Joseph Vincent, AIMS Vice Chair and Secretary is also a principal in HWL&V.  For this reason, Mr. Vincent recused himself from sharing in any financial gain from this transaction and will not share in the distribution of AIMS stock to the other principals of HWL&V.

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

Employees

We presently have eleven employees. We plan to hire additional personnel on an as needed basis as our operations expand. At the date of this report we do not have any formal employment agreements in place.

Description of Property

Our executive offices are located at 10400 Eaton Place, Suite 450, Fairfax, Virginia 22030.  We have an additional office in Tampa, Florida at a cost of $303 per month under a month to month arrangement.

Three Month Periods Ended March 31, 2005 and 2004

We had $164,426 in revenue for the three months ended March 31, 2005 compared with $78,469 in revenue for the same three month period of 2004.  Cost of sales was $60,056 leaving a gross profit of $104,370 for the three month period of 2005 compared to no cost of sales and a gross profit of $78,469 for the same three month period of 2004.  Our general and administrative expenses were $694,464 for the three months ended March 31, 2005 and included $116,700 to related parties compared to general and administrative expense of $362,013 for the same period in 2004.  Our net loss for the three months ended March 31, 2005 was $590,094 compared to $283,544 for the same period in 2004.

In February, AIMS Worldwide, Inc. concluded the asset purchase of Prime Time Cable, Inc., a private cable system, engineering, construction, management and service provider in Orlando, Florida. The assets were assigned to newly formed corporation Prime Time Broadband, Inc. that serves as the first narrowcast operation in the AIMS Interactive, Inc. major business unit (MBU) with 5,000 current subscribers under management reaching a certain demographic profile. AIMS expects to introduce new subscriber revenue enhancement services and AIMS client market research, analysis, measurement and direct fulfillment products that will add value to our One-2-One marketing solutions.

In the first quarter, AIMS invested in the continued development of our Accurate Integrated Marketing Solutions proprietary process, methods and practices.  AIMS spent $211,607 in new client business development, including a one time non-reoccurring expense of $165,000 on an inaugural marketing event to solicit, propose and present AIMS One-2-One Return On Marketing Investment (ROMI) to Strengthen and Save Our Social Security, Inc. (SOS), as well as several other major potential Accurate Integrated Marketing Solutions clients. AIMS net loss in the first quarter of 2005 was $616,084, compared to $283,447 in 2004. The increase in loss from the previous first quarter period was primarily because of to the above-mentioned investment in AIMS processes as well as new client business development.  In the first quarter of 2005, our loss per share was $0.02, the same as $0.02 in the first quarter of 2004.

Our revenues were $164,426 for the first quarter of 2005, an increase of over 200% over the previous year first quarter revenues of $78,469. This increase of $85,957 is due primarily to  income from AIMS Interactive.

Liquidity and Capital Resources

At March 31, 2005, we had total assets of $2,797,532 consisting of $1,025,208 cash, $104,057 in accounts receivable, $3,719 of inventory, $3,944 in prepaid expenses and $8,816 in security deposit.  Equipment, net of accumulated depreciation was $246,042 and other assets included a $50,000 deposit on an acquisition target, $699,198 in equity investments and $656,548  in goodwill.

In the first quarter of 2005, net cash increased 11% or $101,690 over year-end 2004. March 31, 2005 cash in-hand totaled $1,025,208. The $1,025,208 is a 900% increase over the $112,627 cash from the period ending March 31, 2004.

Our liabilities at March 31, 2005 totaled $4,528,271 and consisted of $384,010 in accounts payable, $216,000 in deferred income tax, $975,969 in notes payable to related parties, $572,629 in accrued interest payable to related parties, $1,765,992 and $561,146 in other notes payable and accrued interest and $52,525 in other current liabilities

During the three months ended March 31, 2005, we have extinguished approximately $195,000 in obligations to related parties and extinguished notes payable and related accrued interest totaling $57,500.

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

On February 1, 2005, we purchased the assets of Prime Time Cable, Inc. in exchange for cash and 1,576,086 shares of previously authorized but unissued common stock.  Of the shares issued we placed 526,086 in escrow, which were subsequently paid in June 2005. We negotiated the right to re-purchase 788,043 of the shares for $1.50 each for up to three years from the purchase date.

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

February 1, 2005

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

Section 906of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB/A shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMS WORLDWIDE, INC.

Date: August 18, 2005

/s/ Gerald Garcia, Jr.

Gerald Garcia, Jr.

Chief Executive Officer

Date: August 18, 2005

/s/ Patrick J. Summers

Patrick J. Summers

Chief Financial Officer