Form 10QSB
period 2005-06-30
AIMS WORLDWIDE INC
filed 2005-08-22
CIK 1094363

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2005: 30,409,431 shares of common stock, par value $0.001

Transitional Small Business Format:  Yes [   ]  No [ X ]

FORM 10-QSB

AIMS WORLDWIDE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Consolidated Financial Statements

Condensed, consolidated Balance Sheet at June 30, 2005 (Unaudited)

Condensed, consolidated Statements of Operations for the three months ended June 30, 2005 and 2004

(Unaudited)

Condensed, consolidated Statements of Operations for the six months ended June 30, 2005 and 2004

(Unaudited)

Condensed, consolidated Statements of Changes in Shareholders’ Deficit – From January 1, 2005

through June 30, 2005 (Unaudited)

Condensed, consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

(Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 6 7 8 9 10 13 18
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 4. Submission of Matters to a Vote of Securities Holders Item 6. Exhibits and Reports on Form 8-K	18 20 20
	Signatures	21

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS Worldwide, Inc. at June 30, 2005, and the related statements of operations, shareholders deficit and cash flows, for the three and six months ended June 30, 2005 and 2004 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

June 30, 2005

(Unaudited)

Assets
Current Assets:
Cash	$ 635,229
Accounts receivable	68,346
Inventory	1,000
Prepaid expense	10,390
Total Current Assets	714,965

Equipment:
At cost, net of accumulated depreciation of $18,175	260,917

Other Assets:
Deposit on acquisition target	50,000
Equity investments	774,557
Goodwill	780,748
Noncompete, net of amortization of $3,819	46,181

Total Assets	$ 2,627,368

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet (continued)

June 30, 2005

(Unaudited)

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$ 223,831
Accounts payable - related parties	103,780
Notes payable - related parties	975,971
Accrued interest payable - related parties	598,171
Notes payable-other	1,399,492
Accrued interest payable-other	594,992
Total Current Liabilities	3,896,237
Long-term Liabilities Deferred income tax	216,000
Total Liabilities Stockholders' Deficit	4,112,237
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 30,409,431 shares issued and outstanding	30,409
Additional paid-in capital	4,038,657
Stock subscription receivable	(403,750)
Deficit retained	(5,150,185)

Total Stockholders' Deficit	(1,484,869)

Total Liabilities and Stockholders' Deficit	$ 2,627,368

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Revenue:
Related Parties	$ -	$ 52,994
Others	248,781	-
	248,781	52,994

Costs and expenses:
Cost of Sales	125,252	-
Gross Profit	123,529	52,994

Stock issued to employees and for services	287,836	-
General and Administrative Expenses	253,885	106,098
General and Administrative Expenses - related parties	132,407	110,729
	674,128	216,827

Operating Loss	(550,599)	(163,833)

Interest Expense, net	(29,725)	(36,274)
Interest Expense, net – related parties	(27,526)	(28,501)
Earnings from equity investments	25,359	-

Loss before provision for income taxes	(582,491)	(228,608)

Income taxes	-	-

Net Loss	$ (582,491)	$ (228,608)

Basic and diluted loss Per Share	$ (0.02)	$ (0.01)

Weighted Average number of Shares Outstanding	28,139,868	17,273,179

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

 (Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Revenue:
Related Parties	$ -	$ 131,463
Others	413,207	-
	413,207	131,463

Costs and expenses:
Cost of Sales	185,308	-
Gross Profit	227,899	131,463

Stock issued to employees and for services	332,912	84,478
General and Administrative Expenses	786,573	272,040
General and Administrative Expenses - related parties	249,107	222,322
	1,368,592	578,840

Operating Loss	(1,140,693)	(447,377)

Interest Expense, net	(57,935)	(36,274)
Interest Expense, net – related parties	(55,052)	(28,404)
Earnings from equity investments	55,105	-

Loss before provision for income taxes	(1,198,575)	(512,055)

Income taxes	-	-

Net Loss	$ (1,198,575)	$ (512,055)

Basic and diluted loss Per Share	$ (0.05)	$ (0.03)

Weighted Average number of Shares Outstanding	26,036,993	16,433,952

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Shareholders’ Deficit

(Unaudited)

Additional

Stock

 -- Common Stock --

Paid-in

Subscription

Accumulated

Shares

Amount

Capital

Receivable

Deficit

Total

-------------

-------------

-------------

-------------

-------------

-------------

Balance, December 31, 2004

22,077,452

$  22,077

$               -

$ (3,942,688)

$ (3,920,611)

Common Stock issued for cash

3,703,570

3,704

1,358,796

(403,750)

-

1,362,500

Common Stock issued for services

591,539

592

332,321

-

332,913

Common Stock issued for debt

115,000

115

57,385

-

57,500

Common Stock issued in debt extingui.

1,850,000

1,850

1,146,530

-

1,148,380

Common stock issued for

       Subsidiary (Note B)

1,571,870

1,572

969,924

-

971,496

Common stock issued for

       HWL Subsidiary (Note B)

500,000

500

173,700

(8,922)

165,278

Net Loss

-

-

-

(1,198,575)

(1,198,575)

-------------

-------------

-------------

-------------

-------------

-------------

Balance, June 30, 2005

30,409,431

$ 30,409

$ 4,038,656

$ (403,750)

$ (5,150,185)

$ (1,484,869)

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$ (1,198,575)	$ (512,055)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	15,795	42,005
Earnings from equity investments	(55,105)	-
Stock issued to employees and others for services	332,912	84,478
	(904,973)	(385,572)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(15,082)	(79,781)
Cash received in acquisition	835	347
Accounts payable and other current liabilities	(87,819)	148,496
Net Cash Used in Operating Activities	(1,007,039)	(316,510)

Cash Flows From Investing Activities:
Purchase of Equipment	-	(4,837)
Deposit on acquisition	(50,000)	-
Distributions from equity investments	20,000	-
Investment in subsidiary and equity investments	(185,000)	-
Net Cash Used in Investing Activities	(215,000)	(4,837)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	958,750	50,000
Offering costs for sale of common stock	-	(7,699)
Proceeds from notes payable – stockholders	-	50,000
Repayments of notes payable	(25,000)	-
Net Cash Provided By Financing Activities	933,750	92,301

Net Increase (Decrease) in Cash	(288,289)	(229,046)

Cash, beginning of period	923,518	252,081
Cash, end of period	$ 635,229	$ 23,035
Cash Paid During the Period For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

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

The accompanying statements of operations and cash flows reflect the three and six month periods ended June 30, 2005. The comparative figures for the three-and six month periods ended June 30, 2004 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

NOTE B:  ACQUISITION OF SUBSIDIARIES

We acquired a 100 percent interest in the common stock of Harrell Woodcock Linkletter & Vincent, Inc. (HWL), a Florida corporation engaged in the marketing development service industry.  It was acquired, effective April 15, 2005 and is operated as a wholly owned subsidiary.  The results of operations of this newly acquired subsidiary are included in our operations from the date of acquisition.  The purchase price included 500,000 shares of common stock, valued at $174,200 and payment of $8,922 of accounts payable.  HWL had no assets at the time of acquisition so the entire purchase price was recorded as goodwill.

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

The following condensed balance sheet reflects the amount assigned to each major asset and liability caption of PTB at the date of acquisition:

Cash	$ 835
Other current assets	56,999
Property & equipment	250,500
Equity investments	679,452
Goodwill	656,548
Current liabilities	(56,834)
Deferred taxes	(216,000)
Total consideration paid	$ 1,371,500

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

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the six months ended June 30, 2005:

		Media		Media		Consulting		Corporate
		Services		Properties		Services		Overhead
Revenues		$413,207		$-		$-		$2,379
Income (Loss) from operations Earnings from equity investments	$ $	(8,950) 55,106	$ $	(118,778) -	$ $	- -	$ $	(1,150,955) -
Identifiable assets		$250,500		$-		$-		$28,592
Depreciation		$13,997		$-		$-		$4,179

As of June 30, 2004, we had no segments.

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

AIMS Media Group includes the Company’s subsidiary AIMS Interactive, Inc., which owns Prime Time Broadband, Inc., a private cable TV delivery system in Florida and ATB Media which owns a 40% controlling interest in Radio Station KCAA in Loma Linda/San Bernadino, California, and minority interest in Group One Broadcasting, Inc., a Scottsdale, Arizona operator of the Talk One Radio Network.

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

AIMS Public Relations Group and a public relations strategic partner will concentrate on creating public relations, publicity and special events through various media, networking, and promotions for its clients.

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

Subsidiaries

As part of its acquisition strategy, AIMS Worldwide, Inc. owns 100% of the following subsidiaries

AIMS Interactive, Inc. owns 100% of Prime Time Broadband, Inc., with assets consisting of cable programming services, field-deployed cable TV service equipment consisting of cable wire, head-end facilities and routing; equipment inventory; customer lists that include cable program subscription fees; contractual backlogs to design, construct and manage cable systems for at least 1,100 additional subscribers by the end of 2005; various intellectual property; office equipment; fleet vehicles; vendor agreements; operating leases; employment arrangements with staff; and membership interests in four limited liability companies that own and operate cable systems..

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

Three and Six Month Periods Ended June 30, 2005 and 2004

We had $248,781 in revenue for the three months ended June 30, 2005 compared with $52,994 in revenue for the same three month period of 2004.  Cost of sales was $125,252 leaving a gross profit of $123,529 for the three month period of 2005 compared to no cost of sales and a gross profit of $52,994 for the same three month period of 2004.  Our general and administrative expenses were $674,128 for the three months ended June 30, 2005 and included $132,407 to related parties compared to general and administrative expense of $216,827 for the same period in 2004.  Our net loss for the three months ended June 30, 2005 was $582,491 compared to $228,608 for the same period in 2004.

We had $413,207 in revenue for the six months ended June 30, 2005 compared with $131,463 in revenue for the same six month period of 2004.  Cost of sales was $185,308 leaving a gross profit of $227,899 for the six month period of 2005 compared to no cost of sales and a gross profit of $131,463 for the same six month period of 2004.  Our general and administrative expenses were $1,368,592 for the six months ended June 30, 2005 and included $232,572 to related parties compared to general and administrative expense of $578,840 for the same period in 2004.  Our net loss for the six months ended June 30, 2005 was $1,198,575 compared to $512,055 for the same period in 2004.

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

In the first half of 2005, AIMS invested in the continued development of our Accurate Integrated Marketing Solutions proprietary process, methods and practices.  AIMS spent $211,607 in new client business development, including a one time non-reoccurring expense of $165,000 on an inaugural marketing event to solicit, propose and present AIMS One-2-One Return On Marketing Investment (ROMI) to Strengthen and Save Our Social Security, Inc. (SOS), as well as several other major potential Accurate Integrated Marketing Solutions clients.  The Company continues to increase its investment in the continued development of the AIMS process, new client solicitations, and core competency target acquisition development cost.

Our revenues were $248,781 for the second quarter of 2005, compared to $164,426 for the first quarter of 2005, an increase of over 50%, and an increase of almost 500% over the previous year second quarter revenues of $52,994. This 2005 revenue is substantially due to  income from AIMS Interactive.

Liquidity and Capital Resources

At June 30, 2005, we had total assets of $2,627,368 consisting of $635,229 cash, $68,346 in accounts receivable, $1,000 of inventory and $10,390 in prepaid expenses.  Equipment, net of accumulated depreciation was $260,917 and other assets included a $50,000 deposit on an acquisition target, $774,557 in equity investments, $46,181 for a non-compete agreement and $780,748 in goodwill.

Our liabilities at June 30, 2005 totaled $4,112,237 and consisted of $327,611 in accounts payable, $216,000 in deferred income tax, $975,971 in notes payable to related parties, $598,171 in accrued interest payable to related parties, $1,399,492 and $594,992 in other notes payable and accrued interest.  During the six months ended June 30, 2005, we have extinguished approximately $195,000 in obligations to related parties and extinguished notes payable and related accrued interest totaling $57,500.

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

On April 25, 2005, the Company entered a Standby Equity Distribution Agreement (“Agreement”) with Cornell Capital Partners, L.P., (“Cornell”).  Under the Agreement, Cornell has committed to provide up to $35 million of funding to the Company to be drawn down over a 24-month period at the Company’s discretion.  The maximum draw down is $3,500,000 per advance notice with a minimum of five Trading Days between each advance notice.  A condition of the Agreement is the registration for resale with the Securities and Exchange Commission of securities purchased by Cornell pursuant to the Agreement.

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

ITEM 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

During the three months ended June 30, 2005, we issued stock in the following manner:

2nd Quarter 2005 Stock Distribution

Total

Total

Par

No. of

$$$

Value

Shares

Amount

0.001

Paid in Cap

Acquisitions

1,021,870

$515,695.78

$1,021.87

$514,673.91

Cash via Priv. Placement Offering

1,250,000

$437,500.00

$1,250.00

$436,250.00

Services and Bonuses

511,539

$287,837.46

$511.54

$287,325.92

TOTAL

2,783,409

 $1,241,033.24

$2,783.41

$1,238,249.83

During the three months ended March 31, 2005, we issued 80,000 shares of previously authorized but unissued common stock for services valued at $45,076.  During the three months ended June 30, 2005, we issued 50,000 shares of previously authorized but unissued common stock for services valued at $24,991 and another 461,539 shares related to equity financing valued at $262,846.

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

During the three months ended March 31, 2005, we sold 2,453,571 shares of previously authorized but unissued common stock in a private offering to accredited investors for net proceeds of $925,000.  During the three months ended June 30, 2005, we sold 2,071,870 shares of previously authorized but unissued common stock in a private offering to accredited investors for net proceeds of $1,.

On January 28, 2005, we purchased the assets of Prime Time Cable, Inc. in exchange for cash and 1,576,086 shares of previously authorized but unissued common stock.  Of the shares, we issued 1,050,000in January 2005 and the remaining 526,086 in June. We negotiated the right to re-purchase 788,03 of the shares for $1.50 each for up to three years from the purchase date.

On April 15, 2005, we purchased the common stock of Harrell Woodcock Linkletter & Vincent, Inc. (HWL). in exchange for 500,000 shares of previously authorized but unissued common stock.

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

None

ITEM 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

Date

Items Reported

None

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