Form 10QSB
period 2005-09-30
AIMS WORLDWIDE INC
filed 2005-11-14
CIK 1094363

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2005: 31,791,931 shares of common stock, par value $0.001

Transitional Small Business Format:  Yes [   ]  No [ X ]

FORM 10-QSB

AIMS WORLDWIDE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Consolidated Financial Statements

Condensed, consolidated Balance Sheet at September 30, 2005 (Unaudited)

Condensed, consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (Unaudited)

Condensed, consolidated Statements of Changes in Shareholders’ Deficit – From January 1, 2005

through September 30, 2005 (Unaudited)

Condensed, consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8 11 16
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 4. Submission of Matters to a Vote of Securities Holders Item 6. Exhibits and Reports on Form 8-K	16 18 18
	Signatures	19

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS Worldwide, Inc. at September 30, 2005, and the related statements of operations, shareholders deficit and cash flows, for the three and nine months ended September 30, 2005 and 2004 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

September 30, 2005

(Unaudited)

Assets

Current Assets:
Cash	$ 681,514
Accounts receivable, net	99,163
Inventory	1,158
Prepaid expense	11,224
Total Current Assets	793,059

Equipment:
At cost, net of accumulated depreciation of $27,051	252,041

Other Assets:
Deposit on acquisition target	50,000
Equity Investments	802,192
Goodwill	606,548
Intangible assets, net of amortization of $24,257	199,943

Total Assets	$2,703,783

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$ 235,286
Accounts payable - related parties	106,445
Deferred income tax	216,000
Notes payable	1,374,492
Notes payable - related parties	975,971
Accrued interest payable	626,854
Accrued interest payable - related parties	625,700
Total Current Liabilities	4,160,748

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 31,791,931 shares issued and outstanding	31,792
Additional paid-in capital	4,608,580
Stock subscription receivable	(403,750)
Deficit retained	(5,693,587)
Total Stockholders' Deficit	(1,456,965)

Total Liabilities and Stockholders' Deficit	$2,703,783

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue:
Related Parties	$ -	$ -	$ -	$ 131,463
Others	211,062	20,000	624,269	20,000
	211,062	20,000	624,269	151,463

Costs and expenses:
Cost of Sales	93,601	-	278,909	-
Gross Profit	117,461	20,000	345,360	151,463

Operating expenses:
Stock issued to employees and others for services	158,557	-	491,469	84,478
General and Administrative expenses	357,591	112,874	1,151,422	384,914
General and Administrative expenses – related parties	100,423	78,900	349,530	301,222
	616,571	191,774	1,992,421	770,614

Operating Loss	(499,110)	(171,774)	(1,647,061)	(619,151)

Interest expense, net	(39,643)	(32,862)	(97,578)	(69,136)
Interest expense, net – related parties	(27,526)	(50,899)	(82,578)	(79,303)
Earnings from equity investments	30,135	-	85,240	-

Loss before provision for income taxes	(536,144)	(255,535)	(1,741,977)	(767,590)

Income taxes	-	-	-	-

Net Loss	$(536,144)	$(255,535)	$(1,741,977)	$(767,590)

Basic and Diluted Loss Per Share	$ (0.02)	$ (0.01)	$ (0.07)	$ (0.05)

Weighted Average Number of
Shares Outstanding	28,139,868	17,700,685	26,036,993	16,859,255

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Shareholders’ Deficit

(Unaudited)

	LLC			Additional	Stock	Stock
	Members	Common Stock	Common Stock	Paid-in	Subscription	Options	Accumulated
	Capital	Shares	Amount	Capital	Receivable	Issued	Deficit	Total

Balance, December 31, 2004	$ -	22,077,452	$ 22,077	$ (0)	$ -	$ -	(3,942,688)	(3,920,611)

Common Stock issued for cash	-	4,803,571	4,804	1,770,196	403,750)	-	-	1,371,250

Common stock issued for services	-	874,039	874	490,595	-	-	-	491,469

Common stock issued for debt	-	165,000	165	82,335	-	-	-	82,500

Common stock issued for
accrued expenses	-	1,800,000	1,800	1,121,830	-	-	-	1,123,630

Common Stock issued for acquisitions	-	2,071,870	2,072	1,143,624	-	-	8,922)	1,136,774

Net Loss for year	-	-	-	-	-	-	(1,741,977)	(1,741,977)

Balance, September 30, 2005	$ -	31,791,932	$ 31,792	$ 4,608,580	$ 403,750)	$ -	(5,693,587)	(1,456,965)

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash Flows From Operating Activities
Net loss	$(1,741,977)	$ (767,590)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	48,927	63,090
Income from equity investments	(85,240)	-
Stock issued to employees and others for services	491,469	84,478
	(1,286,821)	(620,022)

Changes in current assets and liabilities:
Accounts receivable and other current assets	(46,892)	(17,413)
Cash received in acquisition	835	347
Accounts payable and other current liabilities	(17,876)	307,005
Net Cash Used in Operating Activities	(1,350,754)	(330,083)

Cash Flows From Investing Activities:
Purchase of equipment	-	(7,594)
Deposit on acquisition	(50,000)	-
Distributions from equity investments	22,500	-
Investment in subsidiaries and equity investments	(185,000)	-
Net Cash Used in Investing Activities	(212,500)	(7,594)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	1,371,250	50,000
Offering costs for sale of common stock	-	(7,699)
Proceeds from notes payable – stock holders	-	50,000
Repayment of notes payable	(50,000)	-
Net Cash Provided By (Used in) Financing Activities	1,321,250	92,301

Net Increase (Decrease) in Cash	(242,004)	(245,376)

Cash, beginning of period	923,518	252,081

Cash, end of period	$ 681,514	$ 6,705

Cash Paid During the Period For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

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

The accompanying statements of operations and cash flows reflect the three and nine month periods ended September 30, 2005.  The comparative figures for the three-and nine month periods ended September 30, 2004 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

NOTE B:  ACQUISITION OF SUBSIDIARIES

We acquired a 100 percent interest in the common stock of Harrell Woodcock Linkletter & Vincent, Inc. (HWL), a Florida corporation engaged in the marketing development service industry.  It was acquired, effective April 15, 2005, and is operated as a wholly owned subsidiary. The results of operations of this newly acquired subsidiary are included in our operations from the date of acquisition.  The purchase price included 500,000 shares of common stock, valued at $174,200 and payment of $8,922 of accounts payable.  HWL had no assets at the time of acquisition other than letters of intent to complete certain acquisitions.  Accordingly, the purchase price will be recorded as an intangible asset and amortized over its expected life of four years.  This is a reclassification from the quarter ended June 30, 2005, when the cost of this acquisition was recorded as goodwill.  The effect of the current treatment on the prior quarter is an increase in operating expense and net loss by $7,258.

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

AIMS WORLDWIDE, INC.

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

The purchase price included 1,576,086 shares of our common stock valued at $971,500 and $400,000 cash.  Cash paid through closing totaled $150,000, with $50,000 due over six months and two annual payments of $100,000 each.  We issued 1,050,000 shares of our common stock at closing and another 526,086 shares in June 2005.  We also negotiated the right to re-purchase 788,043 of the shares for $1.50 each for up to three years from the purchase date.  Should we re-purchase any shares, we will not adjust the purchase price. There were no amounts assigned to research and development costs.

The following condensed balance sheet reflects the amount assigned to each major asset and liability caption of PTB at the date of acquisition:

Cash	$ 835
Other current assets	56,999
Property & equipment	250,500
Equity investments	679,452
Goodwill	606,548
Non-compete agreement	50,000
Current liabilities	(56,834)
Deferred taxes	(216,000)
Total consideration paid	$ 1,371,500

Pro forma financial information was furnished in Form 8-K/A on October 7, 2005.

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

NOTE D: RELATED PARTY TRANSACTIONS

We accrued stock-based compensation totaling $1,123,380 as of December 31, 2004 for services performed by our officers during 2004.  In January 2005, we issued those officers a total of 1.8 million shares of common stock valued $1,123,380 in satisfaction of our liability.  There was no gain or loss on the transaction.

During the nine months ended September 30, 2005, we reduced accounts payable to officers and directors approximately $90,000.  We accrued $82,578 in interest expense on notes payable to officers and directors and recorded during the nine months ended September 30, 2005 and recorded $549,530 in fees and commissions for services performed by our officers and directors or companies they control.

AIMS WORLDWIDE, INC.

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

As a result of the 2004 ATB Media purchase, as of Sept. 30, 2005, we carry $975,971 in notes payable to officers and directors and $625,700 in interest due to those same parties.

NOTE E:  SHAREHOLDERS’ DEFICIT

During the third quarter of this year, we issued 282,500 shares of our common stock valued at $158,557 as compensation for services rendered, and we issued 1,100,000 shares of our common stock for $412,500 cash.  Shares issued for services were valued based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of marketability of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the nine months ended September 30, 2005:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead
Revenues	$596,475	$-	$-	$27,794
Income (Loss) from operations	$10,929	$(306,808)	$(31,290)	$(1,511,367)
Income from equity investments	$85,240	$-	$-	$-
Identifiable assets	$250,500	$-	$-	$28,592
Depreciation	$22,393	$-	$-	$4,657

As of September 30, 2004, we had no segments.

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

General

We incorporated in the State of Nevada on March 7, 1996 under the name B & R Ventures, Inc.  On March 28, 1999, we acquired all of the common stock of Enjoy The Game, Inc., a Missouri corporation, and changed our name to EtG Corporation.  At that time we began operating as a media and merchandising company to promote the positive aspects of athletic competition.  EtG Corporation conducted its operations through its subsidiary, Enjoy the Game, Inc., which had been incorporated in the state of Missouri on May 28, 1998.  Enjoy the Game, Inc. failed to achieve profitable operations, and on November 15, 2002, we sold the Subsidiary back to its president.

On December 17, 2002, we acquired AIMS Worldwide, Inc.  AIMS Worldwide, Inc. incorporated in Nevada on October 7, 2002 as Accurate Integrated Marketing Solutions Worldwide, Inc., to act as the successor to AIMS Group, LLC which was organized in Virginia in November 2001.  As a result of this acquisition, we changed our name to AIMS Worldwide, Inc.

On April 19, 2004, we acquired ATB Media, Inc.  ATB was formed to acquire radio broadcast properties and/or invest in companies that had previously acquired radio broadcast properties in small and medium-sized markets and to use innovative techniques and low cost, engineering-driven strategies to upgrade these properties into successful radio stations by relocating such properties to larger markets, increasing authorized power and/or authorized hours of operation.  ATB owns rights to receive income participation from one or more radio stations and other businesses.  Due to the profit participation agreements, the Company determined that the current fair value of these advances and investments has increased to an amount in excess of $5,400,000; however, the merger has been recorded at book value because the companies were under common control.

Our shareholders and officers Michael Foudy, Gerald Garcia and Denison Smith are control shareholders of and are each owed substantial amounts by ATB. The assets of ATB secure portions of the ATB debt to Foudy and Smith. As part of the Agreement, we are to arrange repayment/refinance/assumption of up to $5,000,000 (Five Million Dollars) in loan obligations of the Company, including obligations owed to Foudy, Garcia and Smith.

Under the terms of the Agreement, we issued 1,926,891 shares of Common Stock in exchange for all of the issued and outstanding shares of the ATB Common Stock.  In addition, we will issue an additional 500,000 shares of our Common Stock to former ATB shareholders upon the upgrade of KCAA radio in Loma Linda, California to 24 hour per day operations so long as such upgrade occurs within 12 months of Closing Date, and an additional 1,500,000 shares of our Common Stock to former ATB shareholders upon KCAA receiving FCC approval of a power upgrade to at least 10,000 watts daytime so long as such FCC approval is received within 36 months of Closing Date.  The shares of our Common Stock will be issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. The availability of Section 4(2) is contingent upon the satisfaction of certain criteria thereunder.

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

AIMS Advertising Services Group and strategic partner Brad W. Baker Advertising Services will focus on full service advertising, creative design, advertising production, direct response and strategic media planning for its clients.

AIMS Strategy and Planning Group has teamed with Harrell Woodcock Linkletter and strategic partners Street Fighter Marketing, Inc., Bill Main & Associates, Inc. and Target America, Inc.  This group will provide marketing research, strategy, planning, consulting and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.

AIMS Media Group includes the Company’s subsidiaries AIMS Interactive, Inc., Prime Time Cable, Inc., a private cable TV delivery system in Florida, and ATB Media which owns a 40% controlling interest in Radio Station KCAA in Loma Linda/San Bernadino, California, and minority interest in Group One Broadcasting, Inc., a Scottsdale, Arizona operator of the Talk One Radio Network.

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

AIMS Public Relations Group and a strategic partner, a New York City public relations firm, will concentrate on creating public relations, publicity and special events through various media, networking, and promotions for its clients.

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

Subsidiaries

As part of its acquisition strategy, AIMS Worldwide, Inc., owns 100% of the following subsidiaries:

AIMS Interactive, Inc. owns 100% of Prime Time Broadband, Inc., with assets consisting of cable programming services, field-deployed cable TV service equipment consisting of cable wire, head-end facilities and routing; equipment inventory; customer lists that include cable program subscription fees; contractual backlogs to design, construct and manage cable systems for at least 1,100 additional subscribers by the end of 2005; various intellectual property; office equipment; fleet vehicles; vendor agreements; operating leases; employment arrangements with staff; and membership interests in four limited liability companies that own and operate cable systems.

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

ATB Media, Inc. owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernadino, California.  ATB Media, Inc., was formed to acquire radio broadcast properties and/or invest in companies that had previously acquired radio broadcast properties in small and medium-sized markets and to use innovative techniques and low cost, engineering-driven strategies to upgrade these properties into successful radio stations by relocating such properties to larger markets, increasing authorized power and/or authorized hours of operation.  ATB Media, Inc. owns rights to receive income participation from one or more radio stations.

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

Mr. B. Joseph Vincent, AIMS Vice Chair and Secretary, is also a principal in HWL&V.  For this reason, Mr. Vincent recused himself from sharing in any financial gain from this transaction and will not share in the distribution of AIMS stock to the other principals of HWL&V.

As part of the transaction, AIMS agreed to pay certain expenses of HWL&V in the amount of $8,922.44.  Included in the transaction are letters of intent issued by HWL&V to two specialty-marketing firms, which AIMS expects to acquire.  HWL&V is a strategy, planning and marketing consulting group offering innovative new business and new market development services.

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

Employees

We presently have 11 employees.  We plan to hire additional personnel on an as needed basis as our operations expend.  At the date of this report we do not have any formal employment agreements in place.

Description of Property

Our executive offices are located at 10400 Eaton Place, Suite 450, Fairfax, Virginia 22030. We have an additional office in Tampa, Florida at a cost of $330 per month under a month to month arrangement.

Three and Nine Month Periods Ended September 30, 2005 and 2004

We had $211,062 in revenue for the three months ended September 30, 2005 compared with $20,000 in revenue for the same three month period of 2004.  Cost of sales was $93,601 leaving a gross profit of $117,461 for the three month period of 2005 compared to no cost of sales and a gross profit of $20,000 for the same three month period of 2004.  Our general and administrative expenses were $616,571 for the three months ended September 30, 2005 and included $100,423 to related parties compared to general and administrative expense of $191,774 for the same period in 2004.  Our net loss for the three months ended September 30, 2005 was $536,144 compared to $255,535 for the same period in 2004.

We had $624,269 in revenue for the nine months ended September 30, 2005 compared with $151,463 in revenue for the same nine month period of 2004.  Cost of sales was $278,909 leaving a gross profit of $345,360 for the nine month period of 2005 compared to no cost of sales and a gross profit of $151,463 for the same nine month period of 2004.  Our general and administrative expenses were $1,992,421 for the nine months ended September 30, 2005 and included $349,530 to related parties compared to general and administrative expense of $770,614 for the same period in 2004.  Our net loss for the nine months ended September 30, 2005 was $1,741,977 compared to $767,590 for the same period in 2004.

In the first half of 2005, AIMS invested in the continued development of our Accurate Integrated Marketing Solutions proprietary process, methods and practices.  AIMS spent $211,607 in new client business development, including a one time non-reoccurring expense of $165,000 on an inaugural marketing event to solicit, propose and present AIMS One-2-One Return On Marketing Investment (ROMI) to several major potential Accurate Integrated Marketing Solutions clients.  The Company continues to increase its investment in the continued development of the AIMS process, new client solicitations, and core competency target acquisition development cost.

Liquidity and Capital Resources

At September 30, 2005, we had total assets of $2,703,783 consisting of $681,514 cash, $99,163 in accounts receivable, $1,158 of inventory and $11,224 in prepaid expenses.  Equipment, net of accumulated depreciation was $252,041 and other assets included a $50,000 deposit on an acquisition target, $802,192 in equity investments, $43,889 for a non-compete agreement, $156,054 for purchased letters of intent and $606,548 in goodwill.

Our current liabilities at September 30, 2005 totaled $4,160,748 and consisted of $341,731 in accounts payable, $216,000 in deferred income tax, $975,971 in notes payable to related parties, $625,700 in accrued interest payable to related parties, $1,374,492 and $626,854 in other notes payable and accrued interest.  During the nine months ended September 30, 2005, we have reduced accounts payable to related parties by appr. $90,000, and reduced other notes payable and related accrued interest totaling $82,500.

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

On April 25, 2005, the Company entered a Standby Equity Distribution Agreement (“Agreement”) with Cornell Capital Partners, L.P., (“Cornell”).  Under the Agreement, Cornell has committed to provide up to $35 million of funding to the Company to be drawn down over a 24-month period at the Company’s discretion.  The maximum draw down is $3,500,000 per advance notice with a minimum of five Trading Days between each advance notice.  A condition of the Agreement is the registration for resale with the Securities and Exchange Commission of securities purchased by Cornell pursuant to the Agreement which was filed October 31, 2005, but not yet declared effective.

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

ITEM 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

During the third quarter of this year, we issued 250,000 shares of our common stock valued at $142,125 as compensation to holders of notes payable.  We issued 32,500 shares of our common stock valued at $16,432 as compensation for services rendered and we issued 1,100,000 shares of our common stock for $412,500 cash.

During the three months ended June 30, 2005, we issued stock in the following manner:

2nd Quarter 2005 Stock Distribution

	Total	Total	Par
	No. of	$$$	Value
	Shares	Amount	0.001	Paid in Cap

Acquisitions	1,021,870	$515,695.78	$1,021.87	$514,673.91
Cash via Priv. Placement Offering	1,250,000	$437,500.00	$1,250.00	$436,250.00
Services and Bonuses	511,539	$287,837.46	$ 511.54	$287,325.92

TOTAL	2,783,409	$1,241,033.24	$2,783.41	$1,238,249.83

During the three months ended March 31, 2005, we issued 80,000 shares of previously authorized but unissued common stock for services valued at $45,076.  During the three months ended June 30, 2005, we issued 50,000 shares of previously authorized but unissued common stock for services valued at $24,991 and another 461,539 shares related to equity financing valued at $262,846. During the three months ended September 30, 2005, we issued 282,500 shares of previously authorized but unissued common stock for services valued at $158,557.

During the three months ended March 31, 2005, we issued 1,800,000 shares of previously authorized but unissued common stock primarily to our officers to reduce accrued expenses for 2004 services totaling $1,123,380

During the three months ended March 31, 2005, we issued 165,000 shares of previously authorized but unissued common stock to extinguish notes payable and related accrued interest totaling $82,500.

During the three months ended March 31, 2005, we sold 2,453,571 shares of previously authorized but unissued common stock in a private offering to accredited investors for net proceeds of $925,000.  During the three months ended June 30, 2005, we sold 1,250,000 shares of previously authorized but unissued common stock in a private offering to accredited investors for net proceeds of $33,750 and a subscription receivable of $403,750.  During the three months ended September 30, 2005, we sold 1,100,000 shares of previously authorized but unissued common stock in a private offering to accredited investors for net proceeds of $412,500.

On January 28, 2005, we purchased the assets of Prime Time Cable, Inc. in exchange for cash and 1,576,086 shares of previously authorized but unissued common stock.  Of the shares, we issued 1,050,000 in January 2005 and the remaining 526,086 in June. We negotiated the right to re-purchase 788,030 of the shares for $1.50 each for up to three years from the purchase date.

On April 15, 2005, we purchased the common stock of Harrell Woodcock Linkletter & Vincent, Inc. (HWL). in exchange for 500,000 shares of previously authorized but unissued common stock.

During the year ended December 31, 2004, we issued 388,150 shares of previously authorized but unissued common stock to consultants and employees for services provided. The stock was valued at $136,877.  The compensation expense was measured based on the market price on the day it was issued.

In December 2004, we issued 1,326,843 shares of previously authorized but unissued common stock in exchange for debt forgiveness and modification in the amount of $1,206,220.

During the year ended December 31, 2004, we sold 3,061,904 shares of previously authorized but unissued common stock pursuant in a private offering to accredited investors.  We received net proceeds of $1,175,000 from the offering.

In April and August of 2004, we issued a total of 1,936,891 shares of previously authorized but unissued common stock in exchange for all of the issued and outstanding shares of ATB Common Stock. ATB became a wholly owned subsidiary of the Company.  Subsequently, to correct clerical errors, 14,216 shares were returned to the company and cancelled.

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

9/30/05

8.01 and 9.01

10/7/05

8.01 and 9.01

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

AIMS WORLDWIDE, INC.

Date: November 14, 2005

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr.

Chief Executive Officer

Date: November 14, 2005

/s/ Patrick J. Summers

Patrick J. Summers

Chief Financial Officer