Form 10KSB
period 2005-12-31
AIMS WORLDWIDE INC
filed 2006-04-17
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-86711

AIMS™ WORLDWIDE, INC.

(Name of small business issuer in its charter)

Nevada	87-0567854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10400 Eaton Place, Suite 450, Fairfax, VA	22030
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number

703-621-3875

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes ☐     No ☒

State issuer’s operating revenues for its most recent fiscal year:  $1,161,440

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value (market cap) of the issuer’s common stock held by non-affiliates at March 27, 2006 is deemed to be $19,810,759 (33,017,931 shares at 60 cents per share).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At March 27, 2006 there were 33,017,931 shares of common stock of the registrant outstanding, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No  ☒

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

General

We incorporated in the State of Nevada on March 7, 1996, under the name B & R Ventures, Inc.  On March 28, 1999, we acquired all of the common stock of Enjoy The Game, Inc., a Missouri corporation, and changed our name to EtG Corporation.  At that time we began operating as a media and merchandising company to promote the positive aspects of athletic competition.  EtG Corporation conducted its operations through its subsidiary, Enjoy the Game, Inc., which had been incorporated in the state of Missouri on May 28, 1998.  Enjoy the Game, Inc. failed to achieve profitable operations, and on November 15, 2002, we sold the Subsidiary back to its president.

On December 17, 2002, we acquired AIMS Worldwide, Inc.  AIMS Worldwide, Inc. incorporated in Nevada on October 7, 2002 as Accurate Integrated Marketing Solutions Worldwide, Inc., to act as the successor to AIMS™ Group, LLC which was organized in Virginia in November 2001.  As a result of this acquisition, we changed our name to AIMS Worldwide, Inc.

Our principal executive offices are at 10400 Eaton Place, Suite 450, Fairfax, VA 22030.  Our telephone number is 703/621-3875 and our fax number is 703/621-3870.  Our URL is www.AIMSWorldwide.com

Our Business

AIMS Worldwide (AIMS™) is a vertically integrated marketing communications consultancy providing organizations with its AIMSolutions branded focused marketing solutions at the lowest possible cost.  AIMS™ (Accurate Integrated Marketing Solutions) increases the accuracy of the strategic direction of its client's marketing program, improves results and reduces the cost, by refocusing "mass marketing" to a more strategic "One-2-One™" relationship with the ideal customer. To further differentiate from the rest of the market, AIMS™ places intense focus on the Return on Marketing Investment, or "ROMI™." The Company's goal is to provide clients with a measurable return by first conducting an audit of the client's existing marketing strategy in order to deliver an increased return on their investment.  AIMS™ is accelerating its growth by targeting and acquiring a group of core competency media and marketing communications services companies.

It is our intention to structure the Company into seven major business units ("MBUs"):  AIMSolutions Consulting, Advertising Services, Strategy and Planning, Public Affairs, Public Relations, Digital Marketing and Media Properties. To this end we have entered strategic partnerships, acquired certain subsidiaries, and are in the process of acquiring additional core competency companies to achieve our desired organization.

-

AIMSolutions Consulting Group will focus on the use and application of the AIMS™ ROMI™ process to provide marketing strategies, plans, and manage AIMS™ marketing programs for its clients.

-

AIMS™ Advertising Services Group and strategic partner Brad W. Baker Advertising Services will focus on full service advertising, creative design, advertising production, direct response and strategic media planning for its clients.

-

AIMS™ Strategy and Planning Group has teamed with subsidiary Harrell Woodcock Linkletter and strategic partners Street Fighter Marketing, Inc., and Bill Main & Associates, Inc. This group will provide marketing research, strategy, planning, consulting and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.

-

AIMS™ Public Affairs Group and strategic partner IKON Holdings, Inc. will concentrate on bringing the best and latest information and ideas from around the United States concerning candidates, public issues, public policy, legislation, state and local ballot measures.  This group will provide solutions to finding information on issues and organizations concerning local, state and national governments.

-

AIMS™ Public Relations Group and a strategic partner, a New York City public relations firm, will concentrate on creating public relations, publicity and special events through various media, networking, and promotions for its clients.

-

AIMS™ Digital Marketing Group and its strategic partners Target America, Inc., and Advocast, Inc., will focus its activities on using and applying digital technologies for improving ROMI™ for AIMSolutions Consulting Group clients.

-

AIMS™ Media Group includes the Company’s subsidiaries AIMS™ Interactive, Inc., its subsidiary Prime Time Broadband, Inc., a private cable TV delivery system in Florida, and ATB Media which owns a 40% controlling interest in Radio Station KCAA in Loma Linda/San Bernadino, California, and minority interest in Group One Broadcasting, Inc., a Scottsdale, Arizona operator of the Talk One Radio Network.

Trademarks and Licenses

We hold common law trademarks on AIMS™ and ROMI™, and One-2-One™.  AIMS™ is a unique doctrine, process, intellectual property, delivery system and corporate development method integrated into what we believe is a powerful client/customer centric professional service model.

AIMS™ is an audio-logical-acronym for Accurate Integrated Marketing Solutions. AIMS™ is a proprietary marketing service, process, and delivery system designed to improve the aim, reduce the cost and focus the reach to target a market on a “one-to-one” basis. We believe AIMS™ and its consultancy brand AIMSolutions will achieve a client company’s goals and objectives, maximizing the client’s Return On Marketing Investment (“ROMI™”).

AIMS™ is a marketing system and process that is designed to vertically integrate horizontal services into a focused “one-to-one” marketing program/campaign. One-2-One™ is also a trademark/service mark owned by AIMS.  We believe this system can meet and exceed a client company’s goals and objectives to expand their top line revenues, market and Customer Relationship Management (“CRM”™) at lower cost than legacy advertising and marketing communications programs.

Myaims.com is an intellectual property for our online business and delivery service of our products.  Our websites, www.myaims.com and www.aimsworldwide.com are registered internet domain names owned and controlled by AIMS.

We also hold a technology license agreement with Advocast, Inc., a proprietary public issues digital marketing application service provider.

Subsidiaries

As part of its corporate development core competency acquisition strategy, AIMS Worldwide, Inc., owns the following subsidiaries:

Harrell Woodcock Linkletter & Vincent, Inc.

On  April 15, 2005, AIMS™ Worldwide, Inc. (“AIMS”) completed its previously announced plan to acquire Harrell Woodcock Linkletter & Vincent, Inc., a Florida corporation (“HWL&V”). The purchase price for the transaction was 500,000 shares of restricted common stock of AIMS™ in exchange for all of the issued and outstanding shares of HWL&V in cash and stock.  The Company relied on an exemption from registration pursuant to Section 4.2 of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid and the value of the transaction was determined by the board of directors.

Mr. B. Joseph Vincent, AIMS™ Vice Chair and Secretary, was also a principal in HWL&V.  For this reason, Mr. Vincent recused himself from sharing in any financial gain from this transaction and did not share in the distribution of  AIMS™ stock to the other principals of HWL&V.  Immediately after acquisition the company was renamed "Harrell, Woodock, and Linkletter," dropping the "V" which represented Mr. Vincent's former interest.

As part of the transaction, AIMS™ agreed to pay certain expenses of HWL&V in the amount of $8,922.44.  Included in the transaction are letters of intent issued by HWL&V to two specialty-marketing consulting firms, which AIMS™ expects to acquire.  HWL&V is a strategy, planning and marketing consulting group offering innovative new business and new market development services.

At the time of the HWL&V acquisition, we determined this acquisition not to be significant because HWL&V assets were valued at approximately $183,000, an amount less than 10% of the assets of the combined companies. In addition, the equity paid for HWL&V was less than 10% of the outstanding equity and HWL&V had not generated operating income from continuing operations before income taxes.

We reported this acquisition on April 18, 2005 on Form 8-K, along with a copy of the acquisition agreement.

AIMS Interactive, Inc.

AIMS Interactive, Inc., owns 100% of Prime Time Broadband, Inc., with assets consisting of cable programming services, field-deployed cable TV service equipment consisting of cable wire, head-end facilities and routing, equipment inventory, customer lists that include cable program subscription fees, contractual backlogs to design, construct and manage cable systems, various intellectual properties, office equipment, fleet vehicles, vendor agreements, operating leases, employment arrangements with staff, and membership interests in four limited liability companies that own and operate cable systems.

Prime Time Broadband, including its predecessor, Prime Time Cable, Inc. ("PTC"), is a pioneer in private cable systems and currently serves more than 3,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Florida.

On February 1, 2005, AIMS™ Worldwide, Inc. completed its previously announced plan to acquire certain assets owned by William Strickler, specifically, certain assets of Prime Time Cable, Inc.  The transaction included the purchase of field-deployed cable TV service equipment consisting of cable wire, head-end facilities and routing, equipment inventory, customer lists that include cable program subscription fees, contractual backlogs to design, construct and manage cable systems, various intellectual property, office equipment, fleet vehicles, vendor agreements, operating leases, employment arrangements with staff, and membership interests in three (a fourth added 2nd quarter 2005) limited liability companies that own and operate cable systems.

The purchase price for the transaction was $1,800,000 in cash and stock (1,576,086 [@92 cents] shares of our common stock and $400,000 in cash and notes payable).  The cash portion of $150,000 was paid at closing, an additional $50,000 in four installments in consideration of a non-compete agreement with the seller, and $100,000 plus 5% simple interest on each of the anniversary dates of closing in 2006 and 2007.

At the time of the acquisition, we determined this acquisition to be significant because PTC held assets were valued at approximately $1,586,000, an amount in excess of 40% of the assets of the combined companies, after eliminations, of approximately $2,397,000.  The acquisition of PTC included fixed assets, limited liability company investments, renewable customer base and ongoing construction, planning, programming and maintenance operations.  We determined that the primary value of the business was the ongoing operations with the earning value and the earning potential of the operation in place.  Other than the value assigned to the agreement not to compete, we were not able to identify specific intangible components of this value separate from the Goodwill that we could identify to a specific life or expiration.

One factor, among others, in negotiating the value of businesses in this industry is in reference to the number of subscribers in the system served by the company.  In recent years, the prices buyers have been willing to pay for businesses have been increasingly higher per subscriber and have not been altered due to the remaining term of specific subscriber agreements.  A renewable and cancelable contract is obtained with each subscriber, however, no amortizing value was assigned to contracts when we recorded the acquisition of Prime Time Cable because of the undeterminable term and appreciating value.  Accordingly, cost of the acquisition is in excess of the fair value of tangible assets and liabilities and the value assigned to the non-compete agreement was included in Goodwill at the time of the acquisition.

The stock portion of the transaction consists of 1,576,086 shares of AIMS Worldwide restricted common stock (Rule 144 applies).  1,050,000 shares of stock were paid immediately with the balance paid in June 2005.  William Strickler, owner of PTC, is the sole recipient of the consideration paid for the assets.  The Company relied on an exemption from registration pursuant to Section 4.2 of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid and the value of the transaction was determined by the board of directors.

We reported this acquisition on February 16, 2005, on Form 8K, along with a copy of the acquisition agreement.  On September 30, 2005, we submitted audited financial statements for PTC with an amended Form 8K and on October 7, 2005, we submitted pro forma financial information with an amended Form 8K.

AIMS Interactive, Inc., was incorporated under the laws of Nevada on December 29, 2004, to serve as the appropriate media property subsidiary of AIMS Worldwide, Inc., to manage and address the growth opportunities resident in private cable technologies and to incorporate Prime Time Broadband, Inc., and PTC.  Veteran broadcast executive Chris Petersen is group president of AIMS™ Interactive, Inc., the wholly-owned subsidiary of AIMS Worldwide, Inc.  Under terms of an employment agreement, PTC founder William Strickler will continue to serve the company in the role of general manager for systems and new technology.

The operations acquired from PTC include the design, construction, ownership and management of cable, internet and communication systems.  A part of the business includes investments in limited liability companies that operate under contractual arrangements to build and operate systems in new mixed-use residential developments and provide the same services to specific communities.  Generally, these services are provided under contractual arrangements with homeowner associations or individual developers for a term of ten years with available renewal terms.  Service is billed through the association at per unit rates and additionally billed for pay-per-view and premium features.  We own and update the underlying infrastructure as required and expect to continue to renew the subscriber agreements indefinitely.

ATB Media, Inc.

On April 19, 2004, we acquired ATB Media, Inc. ("ATB").  ATB was formed to acquire radio broadcast properties and/or invest in companies that had previously acquired radio broadcast properties in small and medium-sized markets and to use innovative techniques and low cost, engineering-driven strategies to upgrade these properties into successful radio stations by relocating such properties to larger markets, increasing authorized power and/or authorized hours of operation.  ATB owns rights to receive income participation from one or more radio stations and other businesses.  Due to the profit participation agreements, the Company determined that the current fair value of these advances and investments has increased to an amount in excess of $5,400,000; however, the merger has been recorded at book value because the companies were under common control.

Our shareholder, officer, and founder Michael Foudy and shareholder and founder Denison Smith were control shareholders of and are each owed substantial amounts by ATB; and, shareholder, officer and founder Gerald Garcia, Jr., was a shareholder and is a debtholder of ATB.  The assets of ATB secure portions of the ATB debt to Foudy and Smith. As part of the Agreement, we are to arrange repayment/refinance/assumption of up to $5,000,000 (Five Million Dollars) in loan obligations of the Company, including obligations owed to Foudy, Garcia and Smith.

Under the terms of the Agreement, we issued 1,926,891 shares of Common Stock for all of the issued and outstanding shares of the ATB Common Stock.  In addition, we will issue an additional 1,500,000 shares of our Common Stock to former ATB shareholders upon KCAA receiving FCC approval of a power upgrade to at least 10,000 watts daytime so long as such FCC approval is received within 36 months of Closing Date.  The shares of our Common Stock will be issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.  The availability of Section 4(2) is contingent upon the satisfaction of certain criteria thereunder.

ATB currently owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernadino, California and owns rights to receive income participation from one or more radio stations if and when acquired.

ATB holds a minority interest in Group One Broadcasting, Inc. that was organized to, among other matters, meet the needs and demands for quality radio programming.  Group One Broadcasting, Inc. is the operator of the Talk One Radio Network in Scottsdale, Arizona.

In conjunction with the acquisition of ATB Media, AIMS™ issued 1,206,221 shares for the extinguishments of $1,326,842 of outstanding debt and accrued interest.  The number of shares to be issued and the amount of debt to be extinguished were determined as part of the negotiation of the acquisition of ATB.  Per agreement, the debt was to be extinguished by issuing stock valued at 110% of the current market price, or $1.10 per share based on the market price of $1.00 per share on June 25, 2004.  Because the stock to be issued would be restricted for two years under rule 144, we determined fair value of the common stock to be $0.67 per share by deducting a 33% discount from market price.  The difference of $0.43 per share between the agreed price and fair value resulted in a gain from the extinguishments of debt of $518,675 that was recorded as a capital transaction because the transaction was between related parties.  The total of the fair value of the stock issued and the gain on the extinguishments of debt, a total of $1,326,842 was added to paid-in capital.

ATB Media was an entity under common control prior to the acquisition.  We believe that exchange of shares of entities under common control are not business combinations as defined by paragraph 11 of SFAS 141 and are properly accounted for using methods similar to a pooling of interests and, as such, are excluded from certain requirements of SFAS 141.  We believe this transaction is properly reported, in accordance with Appendix D, paragraphs D11-D18, as a significant related party transaction.

We reported this acquisition on May 7, 2004 on Form 8K, along with a copy of the acquisition agreement.  On September 15, 2004, we submitted audited financial statements for ATB and pro forma financial information as an exhibit to Form 10Q filed for the quarter ended June 30, 2004.

Certain advances and investments reported in the purchase transaction were made by ATB prior to 2004 and prior to our acquisition of ATB on April 19, 2004, and a portion had been written off before our acquisition.  At the time of our acquisition of ATB, the balance recorded for advances and investments was $988,073.  We made no additional advances or investments during 2004 and ATB had no operations other than accrual of interest expense on notes payable.  The decision was made to write off these investments at year end due to the continued passage of time without activity and our inability to document assurance of recovery of the amount invested.

AIMS™ has recently initiated negotiations for the sale of ATB through a qualified private investor and has listed for sale KCAA-AM radio station in Loma Linda, CA, with EnVesta Media, a radio broker in Richmond, Va.  Upon a successful completion of the sale, AIMS™ anticipates the elimination of most of its debt resulting from its acquisition of ATB in April 19, 2004.

In addition to the completed acquisitions, AIMS™ has issued five definitive stock purchase agreements to acquire two marketing consulting companies, a public relations company, a public affairs company, and a digital marketing company.  There is no assurance any of the contemplated acquisitions will be consummated or if, when consummated, the operations will be successful.

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

Our internal research indicates that an estimated worldwide $1 trillion dollars is spent annually on the full range of marketing, marketing communications, marketing services and delivery systems this is a massive, diverse and fragmented service industry.  As such, globally there can be little doubt as to the competition in the marketing services space in which the leading companies, agencies and firms are better established, positioned, branded, staffed and capitalized than our Company.

AIMS™ management has undertaken comprehensive industry research including evaluation of the full scope of marketing services including, but not limited to, advertising (Top 100), direct marketing (Top 20), sales promotion (Top 20), public relations (Top 20), market research (Top 25) and marketing support services (Top 200).  Based on our analysis, AIMS™ believes that traditional media and marketing services, while with far greater financial and human resources than the company, do not currently offer the integrated solutions AIMS™ provides.

Regulation

Our business is not regulated by any governmental agency and approval from any governmental agency is not required for us to market or sell our products. However, some of our acquisitions may be subject to regulatory oversight. For example, the Federal Communications Commission regulates the radio and television properties.

Employees

AIMS Worldwide, Inc., corporate headquarters has five employees, and including our wholly-owned and operating subsidiary AIMS Interactive, Inc., has a total of approximately fifteen employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.  As of March 31, 2006, we continued to have no formal employment agreements in place.

Item 2.  Description of Property

Our executive offices are located at 10400 Eaton Place, Suite 450, Fairfax, Virginia 22030.  We have an additional office in Tampa, Florida at a cost of $303 per month under a month-to-month arrangement.  Prime Time Broadband, a subsidiary of AIMS™ Interactive, Inc., has operations (office and a small warehouse) on Taft-Vineland Road in Orlando, Fla.

Item 3.  Legal Proceedings

Jose R. Trujillo v. AIMS Worldwide, Inc., American Institute for Full Employment, Michael Foudy, The Committee for Good Common Sense, et al., in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, case No. 502005CA005603XXXXMB, affidavit filed December 9, 1005.

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals across the country, including AIMS™, alleging breach of contract.  He seeks total damages of about $36,000.  Regarding AIMS™, we expect this case to be dismissed in the immediate future.  Florida does not have jurisdiction over AIMS™ regarding this matter, and a motion to dismiss for lack of jurisdiction has been filed.  Moreover, AIMS™ never had any contractual relationship (written, oral, or implied) with Trujillo and his complaint fails to allege facts showing any such contract with AIMS™.  Therefore, management believes that his complaint can be dismissed in regard to AIMS™ for failure to state a claim.

The case is being handled by the following local Florida counsel:  Carl A. Cascio, Esquire, Carl A. Cascio, P.A., 525 N.E. Third Avenue, #102, Delray Beach, Florida 33444, Phone is 561-274-7473.  561-274-8305 is facsimile; e-mail: casciolw@bellsouth.net.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMWW.  At March 27, 2006, there were 237 shareholders of record holding 33,017,931 shares of common stock.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.  The following table shows the highs and lows of the closing bid and ask on the Company’s stock for the previous two years.

CLOSING BID			CLOSING ASK
	High	Low	High	Low
2004
Jan. 2 thru March 31.60		.51	.72	.62
April 1 thru June 30.80		.55	1.00	.72
July 1 thru Sept. 30.55		.30	1.01	.40
Oct. 1 thru Dec. 31.75		.30	.90	.40

2005
Jan 2 thru March 31.85		.52	1.00	.69
April 1 thru June 28.65		.30	1.00	.51
July 1 thru September 30	1.25	.30	2.00	.65
October 1 thru December 31.74		.30	.88	.59

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2005, we issued 50,000 shares of restricted common stock valued at $26,465 as compensation for services.  We issued 16,000 shares of restricted common stock valued at $6,325 as a bonus to a staff member.

During the third quarter of this year, we issued 250,000 shares of our common stock valued at $142,375 as additional interest to holders of notes payable.  We issued 32,500 shares of our common stock valued at $16,432 as compensation for services rendered and we issued 1,100,000 shares of our common stock for $412,500 cash.

During the three months ended June 30, 2005, we issued stock in the following manner:

2nd Quarter 2005 Stock Distribution

	Total	Total	Par	Total
	No. of	$$$	Value	Paid-in
	Shares	Amount	0.001	Capital

Acquisitions	1,021,870	$515,696	$1,022	$514,674
Cash via Priv. Placement Offering	1,250,000	$437,500	$1,250	$436,250
Services and Bonuses	511,539	$287,837	$511	$287,326

TOTAL	2,783,409	$1,241,033	$2,783	$1,238,250

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

On January 28, 2005, we purchased certain assets of Prime Time Cable, Inc. in exchange for cash and 1,576,086 shares of previously authorized but unissued common stock.  Of the shares, we issued 1,050,000 in February 2005 and the remaining 526,086 in June. We negotiated the right to re-purchase 788,030 of the shares for $1.50 each for up to three years from the purchase date.

On April 15, 2005, we purchased the common stock of Harrell Woodcock Linkletter & Vincent, Inc. (HWL) in exchange for 500,000 shares of previously authorized but unissued common stock.

During the year ended December 31, 2004, we issued 338,150 shares of previously authorized but unissued common stock to consultants and employees for services provided. The stock was valued at $136,877.  The compensation expense was measured based on the market price on the day it was issued.

In December 2004, we issued 1,206,221 shares of previously authorized but unissued common stock in exchange for debt forgiveness and modification in the amount of $1,326,843.

During the year ended December 31, 2004, we sold 3,061,904 shares of previously authorized but unissued common stock pursuant in a private offering to accredited investors.  We received net proceeds of $1,175,000 from the offering.

In April and August of 2004, we issued a total of 1,926,891 shares of previously authorized but unissued common stock in exchange for all of the issued and outstanding shares of ATB Common Stock. ATB became a wholly owned subsidiary of the Company (we had originally issued 1,936,891 shares but, to correct clerical errors, 10,000 shares were returned to the company and cancelled).

In January of 2004, we sold 100,000 shares of previously authorized but unissued common stock to an accredited investor for $50,000 or $.50 per share. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had a pre-existing relationship with AIMS™ and had access to all material information pertaining to the Company's financial condition.  No broker was involved and no fees or commissions were paid in the transaction.

Common Stock

Unless otherwise noted, common shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions do not involve any public offering or broker and no commissions were paid on the transaction.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The management’s discussion and analysis should be read in conjunction with the audited financial statements appearing at the end of this report.

Results of Operations for the Years Ended December 31, 2005 and 2004

We generated $1,161,440 in revenue, all from AIMSolutions continuing operations and from Prime Time Broadband, in 2005 compared to $652,434 in 2004, a gain of more than 78% in 2005 over 2004.  None of the revenue generated in 2005 was from related party transactions, while $131,463 came from related parties in 2004.

The company in February 2006 received payment of $155,000 from a client that was invoiced in January 2005.  Because payment was more than 120 days past due, the invoice was 'written off.'  When payment was received, the payment was applied to expenses rather than to revenue.  If payment had been received in accordance with the Company’s accounts receivable policy, the Company would have generated revenue of $1,316,440 in 2005 instead of the reported $1,161,440.  Although an AIMS™ shareholder of 5% or more, Mr. Denison Smith, was Chairman of the client's organization at the time services were rendered, he resigned his affiliation with the organization soon afterward.  Since his resignation, all activities with that organization are not considered to be with a related party.

General and administrative operating expenses for the year ended December 31, 2005 were $2,378,085 compared to $3,639,203 in 2004, a reduction of more than 34% year-over-year.  General and administrative operating expenses were reduced by effective controls in merger and acquisitions costs and management compensation in the form of stock issuance.  Interest expenses in 2005 continued to accumulate because of the ATB Media acquisition in 2004.  Interest expense booked in 2005 for this transaction is $277,505 to non related party debt holders and $110,104 to related party debt holders. The company has initiated negotiations for the sale of ATB Media and its associated holding in radio station KCAA-AM in Loma Linda, CA.  Upon a successful completion of the sale, AIMS™ anticipates the elimination of most of its debt resulting from its acquisition of ATB in April 19, 2004.

For the year ending December 31, 2005, we had an operating loss of $1,646,713 compared to $2,986,769 in 2004, an improvement of $1,470,034 or 47%.  The improvement resulted from increased business from our acquisition of Prime Time Cable, more activity from our AIMSolutions consulting practice, and the aforementioned reduction in stock-based compensation to our officers and directors.

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

Provisions for Doubtful Accounts and Authorized Credits

We are exposed to losses due to uncollectible accounts receivable.  Provisions for these items represent our estimate of actual losses based on our historical experience and are made at the time the related revenue is recognized.  The provision for doubtful accounts is recorded as a charge to operating expense.  Historically, we have had no losses.  However, unexpected or significant future changes in trends could result in a material impact to future statements of income and cash flows.

Legal Contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our income statement.  These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future.  We are currently involved in one legal proceeding as discussed in “Item 3: Legal Proceedings.”  We believe that we have meritorious defenses to the claims against us.  However, even if successful, our defense against certain actions will be costly and could divert our management’s time.  If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business.  Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our three segments.

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

Liquidity and Capital Resources.

Risk Factors

We have incurred losses since inception and may incur future losses.

We incurred net operating losses of $1,646,713 in 2005.  We do not expect to have consistent profitable operations until 2007 and we cannot assure that we will ever achieve or attain profitability.  If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

We will encounter risks and difficulties frequently encountered by early-stage companies.

Some of these risks include the need to:

-

attract new AIMSolutions marketing clients and maintain current client relationships,

-

offer competitive pricing,

-

maintain and expand our network of advertising space through which we deliver the advertising component of our AIMSolutions,

-

achieve marketing solution campaign results that meet our clients’ objectives,

-

identify, attract, retain and motivate qualified personnel,

-

successfully implement our organic and acquisition business model,

-

manage our expanding operations, and

-

maintain our reputation and build trust with our clients.

-

locate, negotiate, and assimilate core competency acquisitions

-

attract and package the appropriate corporate finance and investment capital to underwrite our core competency acquisition corporate development.

AIMSolutions

Because AIMSolutions (our consulting service offered at the corporate level) client contracts generally can be cancelled by the client with little or no notice or penalty in accordance with the terms and conditions specified in the professional consulting service contract, the termination of one or more large contracts could result in an immediate decline in our revenues.

Prime Time Broadband, Inc.

Our AIMS™ Interactive, Inc., subsidiary, Prime Time Broadband, Inc., derives substantially all of its revenues from marketing services under short-term contracts, most of which are cancelable upon 90 days or less notice. In addition, these contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The non-renewal, re-negotiation, cancellation or deferral of large contracts, or a number of contracts that in the aggregate account for a significant amount of revenues, could cause an immediate and significant decline in our revenues and harm our business.

Harrell, Woodcock, and Linkletter

Although Harrell, Woodcock, and Linkletter has no current on-going operation, we may ultimately get no return on our investment due to lack of acquisitions.

We must introduce new products and services to grow our business.

Our success depends on our ability to develop and introduce new services that address our clients’ changing demands.  Any new products or services that we develop will need to meet the requirements of our current and prospective clients and may not achieve significant market acceptance.  The introduction of new products and services by our competitors, and the emergence of new industry standards, could render our existing products and services obsolete and unmarketable or require unanticipated investments in research and development.  If revenues generated from the use of our technologies do not cover these development costs, our operating results could be adversely affected.

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

Our intellectual property currently includes AIMS™ (Accurate Integrated Marketing Solutions) “One-2-One”, referring to one to one marketing relationship in that the trade expression provides a stepped-up marketing power to the number 2, strengthening our clients’ relationship with their customers, end-users, households and communities.

Also included is our trademark “ROMI™”, our trade expression providing out clients with a measurable, accountable return on their marketing dollars which are invested in building sales and revenues.

If we do not retain our senior management and key employees, we may not be able to achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Gerald Garcia, our chief executive officer, Michael Foudy, our board chairman, Joe Vincent, our vice chairman and secretary, and Patrick Summers, our chief financial officer.  We do not have key-person insurance on any of our employees.  We may be unable to retain existing management, technical, sales and client support personnel that are critical to our success, resulting in harm to key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.  The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

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

Part of our business strategy is to acquire or make investments in other businesses, or acquire products and technologies, to complement our current business.  Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt.  We may not be able to identify, negotiate or finance any future acquisition successfully.  Even if we do succeed in acquiring a business, product or technology, we have limited experience in integrating an acquisition into our business.  Acquisitions involve numerous risks, any of which could disrupt our business and reduce the likelihood that we will receive the expected benefits of the acquisition, including:

-

difficulties in integrating the operations, technologies, services and personnel of acquired businesses,

-

ineffectiveness or incompatibility of acquired technologies or services,

-

diversion of management’s attention from other business concerns,

-

unavailability of favorable financing for future acquisitions,

-

potential loss of key employees of acquired businesses,

-

inability to maintain the key business relationships and the reputations of acquired businesses,

-

responsibility for liabilities of acquired businesses, and

-

increased fixed costs.

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

Item 7.  Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter 2005.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Gerald Garcia Jr.	62	CEO and President	2002
B. Joseph Vincent	62	Vice Chairman and Secretary	2002
Michael L. Foudy	54	Chairman	2002
Patrick J. Summers	50	Chief Financial Officer	2003

Following is a brief summary of the business experience of our officers and directors:

Gerald Garcia Jr., CEO and President.  Mr. Garcia has been President and CEO of AIMS™ since inception in October 7, 2002.  In December of 2000, Mr. Garcia became Chief Operating Officer of Gregory Welteroth Advertising in Montoursville, Pennsylvania, and has served as President of that company since June of 2001.  Previously, Mr. Garcia was editor of the San Bernardino County Sun newspaper from September 1999 to May 2000.  From 1995 to 1999, Mr. Garcia served as President and CEO of Heartland Capital Corp. in McLean, Virginia.  Mr. Garcia has more than 35 years experience in advertising and newspaper publishing and has worked in various capacities for several newspapers including the Houston Post, the Los Angeles Daily News, the Kansas City Star and the Knoxville Journal.  Mr. Garcia was recently honored by National Association of Hispanic Journalists, of which he was a founder and the founding president, by induction into the NAHJ Hall of Fame.

B. Joseph Vincent, Vice Chairman and Secretary.  Mr. Vincent has been an officer and director of AIMS™ since inception on October 7, 2002.  Since 1996, Mr. Vincent has been self employed as a business STRATEGIST for several major corporations including St. Joe Company/Arvida, Firehouse Subs, and Founder Service Corporation, and currently serves on the Boards of Directors of several companies including Integrated Power Group, Ltd., The Ozone Group, Inc., and Acacia Historical Arts, Inc.  Prior, Mr. Vincent as a founder, director, and chief operating officer of Businesship International, Inc., and from 1979 to 1990 was President and COO of The Communications Group.  In the past he has served as an executive with Control Data Corporation (NYSE), Recognition Equipment, Inc. (NASDAQ), and Visual Graphics Corporations (AMEX).

Michael L. Foudy, Chairman.  Mr. Foudy was graduated from the University of Arizona in 1973 and received his JD from the University of Arizona Law School in 1976.  Mr. Foudy has been a member of the Board of Directors of AIMS™ since inception in October of 2002.  Mr. Foudy has practiced law in Arizona between 1977 and 1982, and is a principal founder and managing member of ATB Productions, LLC and the Heartland Group of Companies.  Mr. Foudy currently serves on the boards of UCI Web Group Inc, a consolidator of Internet website design and marketing firms and ATB Media, Inc.  Previously, Mr. Foudy hosted ATB’s “America The Beautiful” nationally syndicated talk radio show from February 1995 until February 1997 and co-hosted “Newsmaker” which was syndicated to 119 radio stations by the United Broadcasting Network from September 1996 until March 1999.  Mr. Foudy has been active in a variety of charitable and community organizations including the Tucson Free Clinic, Tucson Community Food Bank, Arizona Opera Company and Southwestern Film Consortium.

Patrick J. Summers, Chief Financial Officer.  Mr. Summers has been the Controller and Chief Financial Officer of AIMS™ since 2002.  Since 1994, Mr. Summers has been self-employed as an independent consultant, focusing his practice on strategic planning and financial management.  From 1998 to 2000 he was also the Controller and Chief Financial Officer of News USA, Inc., a privately owned public relations and publicity firm.  Mr. Summers holds a Master of Science degree in Management from Louisiana State University where, he was admitted to the campus honorary fraternities of Mortar Board and Omicron Delta Kappa.  His undergraduate degree is in International Relations with an emphasis on systems theory.

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

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company.  Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10.  Executive Compensation.

Executive compensation for the previous three years is as follows:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Gerald Garcia, Jr. Chief Executive Officer and President Patrick J. Summers Chief Financial Officer Michael Foudy Chairman B. Joseph Vincent Vice Chairman and Secretary	12/31/05 12/31/04 12/31/03 12/31/05 12/31/04 12/31/03 12/31/05 12/31/04 12/31/03 12/31/05 12/31/04 12/31/03	180,000 105,000 115,269 95,490 59,946 61,956 45,000 9,750 70,000 45,000 -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- 133,500(1) 77,250 32,000 132,500(2) 80,000 47,500	52,500(3) 372,000 -0- -0- 23,038 -0- 673,383(3) 372,000 -0- -0- 372,000 -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0- 7,483 -0- -0- -0- -0-

(1)

Mr. Foudy, owns and controls Gramercy, LLC which was paid $133,500 in consulting fees for the year ended December 31, 2005.

(2)

Mr. Vincent was paid $132,500 in consulting fees for the year ended December 31, 2005.

(3)

Mr. Garcia and Mr. Foudy received AIMS shares in return for a 50% reduction of debt owed to them by ATB Media, Inc., distributed in 2005.

We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 27, 2006, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 33,017,931 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Gerald Garcia Jr., (1) 12155 Penderview Terrace, #24 Fairfax, VA 22033	Common	2,533,567	7.7%

B. Joseph Vincent (1) 1064 High Rock Rd Raphine, VA 24472	Common	2,850,000	8.6%

Michael Foudy (1)(2) 10400 Eaton Place, Suite 450 Fairfax, VA 22030	Common	4,512,117	13.7%

Max E. Miller (3) 9746 South Park Circle Fairfax Station, VA 22039	Common	2,299,113	7.0%

Patrick Summers (1) 10400 Eaton Place, Suite 450 Fairfax, VA 22030	Common	91,500.3%

Charles H. Brunie 21 Elm Rock Road Bronxville, NY 10708	Common	2,142,857	6.5%

Denison Smith 11730 Fairfax Woods Way #1306 Fairfax, VA 22030	Common	1,650,434	5.0%

William Strickler 1701 Colleen Drive Orlando, FL 32809	Common	1,576,086	4.8%

Officers and Directors as a group: 4 people	Common	9,987,184	30.2%

(1)

Officer and/or Director

(2)

Mr. Foudy’s shares are held by Gramercy Investments, LLC.  Mr Foudy is owner of Gramercy Investments, LLC.  102,049 shares are held in the name of Erin Maried Foudy Trust, Michael L. Foudy, Trustee

(3)

1,750,000 of Mr. Miller’s shares are held by Media Partners, LLC.  Mr. Miller is the managing member of Media Partners, LLC.  Mr. Miller holds 540,910 shares directly

Item 12.  Certain Relationships and Related Transactions

In 2005 and 2004, respectively, we paid consulting fees totaling $266,000 and $157,200 to Directors, acting in the capacity of consultants.  Fees paid during 2005 were:

Mr. Foudy	$133,500
Mr. Vincent	132,500

$266,000

Although in 2005 we accrued no additional legal fees to a related party shareholder acting in the capacity of an attorney, we continue to be indebted to the shareholder in the amount of $47,500 as of December 31, 2005 for services rendered prior to 2005.

In 2005, we paid consulting fees totaling $257,076 to seven shareholders, none of whom were officers or directors; we were not indebted to any shareholders for consulting fees as of December 31, 2005.

Arthur H. Stevens	$20,000
Chris Petersen	10,000
David Owen	10,000
David A. Woodcock	20,000
Denison E. Smith	120,000
Thomas W. Cady	45,000
William Strickler	32,076

$257,076

As of December 31, 2005, ATB Media, Inc., was indebted to related parties in amounts as follows:

Accounts Payable	$22,239
Long Term Debt-Principal	$975,971
Long Term Debt-Interest	$657,582

As of December 31, 2005, AIM Worldwide Corporate was in debt to three related parties in the form of Accounts Payable in the amount of $90,183.

In 2004 our chairman and director, Michael Foudy, was a member of the management committee of the For Our Grandchildren Social Security Education Project (“Education Project”).  We had an agreement to provide marketing and communications services for the Education Project through December 31, 2004.  The Company recorded $-0- and $115,788 in revenue in 2005 and 2004 respectively from the For Our Grandchildren Social Security Education Project, ("Education Project") under a cost plus fee arrangement, representing -0- percent of total revenue in 2005 and 18 percent of total revenue in 2004.

We accrued stock-based compensation totaling $1,123,380 as of December 31, 2004 for services performed by our officers during 2004.  In January 2005, we issued those officers a total of 1.8 million shares of common stock valued $1,123,380 in satisfaction of our liability.

In 2004, we acquired a company under common control, ATB Media, Inc. (“ATB”)  ATB was formed in 1997 in Delaware to participate in the acquisition and operation of radio and television stations.  Prior to the acquisition, ATB had advanced $1,010,573 to entities acquiring certain of these radio stations.  In addition, ATB had acquired a $201,659 interest in Group One Broadcasting, Inc. Because of uncertainty in recovering these investments, management has written them off.

Unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2004 and December 31, 2005, follow:

	December 31, 2004
	Balance	Balance
	Principal	Interest
Denison E. Smith, 12% interest	$248,710	$142,171
Foudy/Miller	-	16,755
Gerald Garcia, 10% interest	30,000	24,000
Max E. Miller, 15% interest	125,000	39,376
Media Partners, 6.5% interest	164,517	34,150
Michael Foudy, -0-% interest	125,000
Michael Foudy, 15% interest	282,744	286,668
	$975,971	$543,120

	December 31, 2005
	Balance	Balance
	Principal	Interest
Denison Smith, 12% interest	$248,710	$173,324
Gerald Garcia, Jr., 10% interest	30,000	30,000
Max Miller, 15% interest on fee only	125,000	61,522
Media Partners, 6.5%	164,517	50,601
Michael Foudy, 15% interest, excl. fee	407,744	342,135
Total	$975,971	$657,582

In 2004, certain debt holders forgave debt totaling $1,326,842 of our notes payable and accrued interest in exchange for a total of 1,206,220 shares of our common stock as follows:

	Debt	No. Shares
Max E. Miller, 15% interest	$155,000	140,909
Michael Foudy, -0-% interest	125,000	113,636
Michael Foudy, 15% interest	548,383	498,530
Denison E. Smith, 12% interest	375,959	341,781
Gerald Garcia, Jr., 10% interest	52,500	47,727
Edward DeBolt, 10% interest	70,000	63,636

	$1,326,842	1,206,220

In 2004, we paid legal fees totaling $25,000 to a shareholder acting in the capacity of an attorney. We were indebted to the shareholder in the amount of $47,500 as of December 31, 2004.

In 2004, we paid consulting fees totaling $5,693 to a shareholder. We were indebted to the shareholder in the amount of $33,333 as of December 31, 2004.

In 2004, we paid consulting fees totaling $21,904 to a shareholder. We were indebted to the shareholder in the amount of $32,340 as of December 31, 2004.

We were indebted to affiliates in the amount of $30,923 as of December 31, 2004.

We subleased office space from the organization that we managed at a cost of $1,733 per month under an agreement that ran through December 2003, and currently rent on a month-to-month arrangement paying $1,839 monthly.  The master lease ends August 31, 2006.  We obtained office support, equipment and services under cost sharing agreements with this organization and an unrelated Company with which it shared subleased office space.  We were indebted to the organization in the amount of $42,136 as of December 31, 2004, which, after an adjustment of $8,439, was recorded as paid-in capital in the amount of $50,375 on subsequent settlement in 2005.

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

GMMJ General Partners has agreed to waive payment of said compensation until such time as the Company has suitable revenues, income and cash flow and received no payments from the Company in 2002, 2003, 2004, or 2005.

Item 13.  Exhibits

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

Exhibit #	Description	Location

Exhibit 3(I)	Articles of Incorporation as Amended	*

Exhibit 3(ii)	Bylaws	*

Exhibit 14	Code of Ethics	**

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

* Incorporated by reference. Filed as exhibit to SB-2 filed September 8, 1999

**Incorporated by reference. Filed as exhibit to 2002 10KSB filed March 4, 2003

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

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of AIMS’ annual financial statement and review of financial statements included in AIMS’ 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $23,188 for fiscal year ended 2004 and $45,929 for fiscal year ended 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of AIMS’ financial statements that are not reported above were $-0- for fiscal year ended 2004, and $-0- for fiscal year ended 2005 and included review of the Prime Time and HWL&V acquisition agreements (estimated).

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2005.

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

AIMS™ Worldwide, Inc.

/s/ Gerald Garcia, Jr.

Gerald Garcia, Jr., Chief Executive Officer

April 12, 2006

/s/ Patrick J. Summers

Patrick J. Summers, Chief Financial Officer

April 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Foudy

Michael Foudy, Chairman

April 12, 2006

/s/ B. Joseph Vincent

B. Joseph Vincent, Vice Chairman

April 12, 2006

/s/ Gerald Garcia, Jr.

Gerald Garcia, Jr., Director

April 12, 2006

AIMS WORLDWIDE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AIMS Worldwide, Inc.:

We have audited the accompanying consolidated balance sheet of AIMS Worldwide, Inc., a Nevada corporation, and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIMS Worldwide, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP

Denver, Colorado

April 8, 2006

AIMS Worldwide, Inc.

Consolidated Balance Sheet

December 31, 2005

Assets

Current assets
Cash	$282,566
Accounts receivable, net	760,129
Supplies inventory	1,158
Prepaid expense	22,319
Total current assets	1,066,172
Property and equipment
At cost, net of accumulated depreciation of $39,685	239,508
Other assets
Deposit on acquisition target	50,000
Equity investments	739,293
Goodwill	606,548
Intangible assets, net of amortization of $41,828	182,372
Total assets	$2,883,893

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$207,621
Accounts payable - related parties	112,426
Accrued expense	12,265
Deferred revenue	226,500
Current portion of long term note payable	100,000
Line of credit	10,000
Notes payable	1,174,492
Notes payable - related parties	975,971
Accrued interest payable	662,712
Accrued interest payable - related parties	657,582
Total current liabilities	4,139,569

Deferred income tax	216,000
Long term note payable	100,000

Total liabilities	4,455,569

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 31,857,931 shares issued and outstanding	31,858
Additional paid-in capital	4,678,554
Stock subscription receivable	(403,750)
Deficit retained	(5,878,338)
Total stockholders' deficit	(1,571,676)

Total liabilities and stockholders' deficit	$2,883,893

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statements of Operations

	Year ended	Year ended
	Dec. 31, 2005	Dec. 31, 2004
Revenue
Related parties	$-	$131,463
Others	1,161,440	520,971
Total revenue	1,161,440	652,434

Operating expenses
Cost of sales	430,068	537,112
General and administrative expenses	2,009,310	2,917,244
General and administrative expenses - related parties	368,775	184,847
Total operating expenses	2,808,153	3,639,203

Operating loss	(1,646,713)	(2,986,769)

Interest expense, net	(277,505)	(102,659)
Interest expense, net - related parties	(110,104)	(27,319)
Earnings from equity investments	107,594	-

Loss before provision for income taxes	(1,926,728)	(3,116,747)
Income taxes	-	-

Net Loss	$(1,926,728)	$(3,116,747)

Basic and diluted loss per share	$(0.07)	$(0.20)
Weighted average number of shares outstanding	28,478,113	15,725,275

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

	Common	Common	Addl.	Stock
	Stock	Stock	Paid-in	Subscr.	Deficit
	Shares	Par Value	Capital	Rec'vble	Retained	Total

Balance, December 31, 2003	15,534,286	$15,534	$994,036	$-	$(769,979)	$239,591

Common stock issued for services	338,150	338	136,488	-	-	136,826

Common stock issued to acquire
affiliate, April 19, 2004	1,936,891	1,937	(3,628,098)	-	(55,962)	(3,682,123)

Common stock issued for cash	3,061,904	3,062	1,171,938	-	-	1,175,000

Common stock issued
for ATB Debt	1,206,221	1,206	1,325,636	-	-	1,326,842

Net Loss for year	-	-	-	-	(3,116,747)	(3,116,747)

Balance, December 31, 2004	22,077,452	22,077	-	-	(3,942,688)	(3,920,611)

Common stock issued for cash,
less offering costs of $13,326	4,803,571	4,804	1,756,870	(403,750)	-	1,357,924

Common stock issued for services	690,038	690	381,444	-	-	382,134

Common stock issued for debt	165,000	165	82,335	-	-	82,500

Common stock issued as
additional interest	250,000	250	142,125	-	-	142,375

Common stock issued for
accrued expenses	1,800,000	1,800	1,121,580	-	-	1,123,380

Reduction in accts. payable	-	-	50,575	-	-	50,575

Common stock issued
for acquisitions	2,071,870	2,072	1,143,625	-	(8,922)	1,247,300

Net Loss for year	-	-	-	-	(1,926,728)	(1,926,728)

Balance, December 31, 2005	31,857,931	$31,858	$4,678,554	$(403,750)	$(5,878,338)	$(1,571,676)

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year ended	Year ended
	Dec. 31, 2005	Dec. 31, 2004
Cash flows from operating activities
Net loss	$(1,926,728)	$(3,116,747)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	79,132	67,659
Asset impairment charge	-	1,010,573
Income from equity investments	(107,594)	-
Stock options issued	-	6,500
Stock issued to employees and others for services	524,509	136,826

Total cash flow from operating activities	(1,430,681)	(1,895,189)

Changes in current assets and liabilities
Accounts receivable and other current assets	(774,952)	147,927
Accounts payable and other current liabilities	396,198	1,108,034

Net cash used in operating activities	(1,809,435)	(639,228)

Cash flows from investing activities
Purchase of equipment	(21,941)	(6,751)
Deposit on acquisition	(50,000)	(25,000)
Distributions from equity investments	107,500	-
Investment in subsidiaries and equity investments	(185,000)	-

Net cash used in investing activities	(149,441)	(31,751)

Cash flows from financing activities
Proceeds from sale of common stock	1,371,250	1,175,000
Offering costs for sale of common stock	(13,326)	-
Proceeds from investor deposit	-	117,033
Proceeds from notes payable - stockholders	-	50,000
Proceeds from notes payable	10,000	-
Repayments of notes payable	(50,000)	-

Net cash provided by financing activities	1,317,924	1,342,033

Net increase (decrease) in cash	(640,952)	671,054

Cash, beginning of year	923,518	252,464

Cash, end of year	$282,566	$923,518

Cash paid during the year for:
Interest	$-	$-
Income Taxes	-	-

Non-cash investing and financing activities
Stock issued in reorganization	$-	$963,446
Stock issued to acquire PTB	971,500	-
Stock issued to acquire HWL	174,200	-
Stock issued to settle debt	82,500	-
Stock issued to settle debt - related parties	1,173,955	1,326,842

See accompanying notes to consolidated financial statements

AIMS WORLDWIDE, INC.

Notes to Consolidated Financial Statements

Note 1:  Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Description of Operations

AIMS Worldwide (AIMS™) is a vertically integrated marketing communications consultancy providing organizations with its AIMSolutions branded focused marketing solutions at the lowest possible cost.  AIMS™ (Accurate Integrated Marketing Solutions) increases the accuracy of the strategic direction of its client's marketing program, improves results and reduces the cost, by refocusing "mass marketing" to a more strategic "One-2-One™" relationship with the ideal customer. To further differentiate from the rest of the market, AIMS™ places intense focus on the Return on Marketing Investment, or "ROMI™."  The Company's goal is to provide clients with a measurable return by first conducting an audit of the client's existing marketing strategy in order to deliver an increased return on their investment.  AIMS™ is accelerating its growth by targeting and acquiring a group of core competency media and marketing communications services companies.

We commenced operations in 2002.  In 2005 we acquired certain assets of a company to acquire, design, construct and manage private cable and Internet systems.  The acquired subsidiary company provides cable and Internet services to more than 3,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Florida.  Also in 2005, we acquired a company in the marketing development service industry.  We are headquartered in Fairfax, Virginia.

Basis of Presentation

The consolidated financial statements include the accounts of AIMS Worldwide, Inc. and its subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.  When we refer to “we,” “our,” or “us” in this document, we mean AIMS Worldwide, Inc. and its subsidiaries.

We have incurred significant operating losses since our inception and we have a net working capital deficiency at December 31, 2005.  However, we have raised sufficient capital to fund our on-going obligations.  We are currently seeking equity capital in order to proceed with our business plan.  While we have been successful in the past in raising equity capital, the unique nature of our business concept has limited our ability to acquire additional equity capital.  We believe that we are not a viable candidate for commercial bank debt financing due to our lack of operating history and our lack of tangible assets.  There is no assurance that we will meet the objectives of our business plan or that we will be successful in obtaining additional financing.  Because there is no guarantee that we will succeed in accomplishing our objectives, substantial doubt exists about our ability to continue as a going concern.  These financial statements do not contain any adjustments that may be required should we be unable to continue as an on-going concern.

Cash and cash equivalents

For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.  We had $-0- in cash equivalents as of December 31, 2005.

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

Reclassifications

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

Accounts Receivable

After reviewing and assessing our accounts receivable for collectibility, we have determined that all receivables are collectible at 100% with only one account at 80%.  A reserve for losses has been established in an amount of $10,230 at December 31, 2005.  We review receivable accounts monthly and adjust reserves as appropriate.

Accounts receivable consists of amounts due from customers located in the United States.  The Company considers accounts more than 90 days old to be past due.  The Company uses the allowance method for recognizing bad debts.  When an account is deemed uncollectible, it is written off against allowance.  The Company generally does not require collateral for its accounts receivable.  As of December 31, 2005, management believes the allowance for uncollectible accounts is fairly stated.  The recorded investment in trade receivable past due 90 days or more as of December 31, 2005 is -0-.

Prepaid Expenses

Prepaid expenses consist primarily of pre-payments of insurance, rent, maintenance and trade deposits which will be reflected as an expense during the periods benefited.

Supplies Inventory

Supplies inventory, which consists primarily of supplies, parts and equipment on hand to maintain equipment and provide continuous service to customers in the cable business in Florida, is stated at the lower of cost or market, with costs determined using the average-cost method.  The Company conducts a physical inventory annually and routinely reviews the inventory for any impairment either because of technical obsolescence or because the inventory exceeds by a material amount the forecasts for company requirements.  The Company records a provision for obsolete or excess inventory whenever impairment has been identified.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years.  Depreciation expense for the years ended December 31, 2005 and 2004 is $36,463 and $2,791, respectively.  The recoverability of property and equipment is evaluated whenever indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  No impairment charges have been recorded for the years ended December 31, 2005 and 2004.

Intangibles

Our software technology license was originally stated at cost, subsequently reduced by amortization and impairment, and is carried at no value at December 31, 2005.

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

At December 31, 2005, there was no variance between basic and diluted loss per share as the exercise of outstanding warrants to purchase common stock would be potentially anti-dilutive.

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

Revenue for service fees is recognized at the time the service is performed.  Revenue for product sales is recognized at the time the product is delivered.  Advertising revenue is earned as the advertisements are aired or published.  Revenue from speaking engagements is recognized after the speech is delivered.

A substantial portion of our 2004 service revenue was derived from a cost-plus service contract with a related entity.  In accordance with Emerging Issues Task Force (EITF) Issue 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recognize the net amount of revenue retained under the contract because we have earned a management fee.  Revenue related to cable and Internet services is recognized as the services are provided.  Installation and customer set up fees are recognized upon completion of the services.

Concentrations

The Company received consulting revenue from four customers during the years ended December 31, 2005, representing approximately 27% ($312,580 of the $1,161,440 total) and anticipates that a significant portion of revenues will be received from these customers in the coming year.

At December 31, 2005, amounts due for consulting services from three of those four customers represented 86% ($652,067 of $760,129) of the company’s accounts receivable.

Advertising Expenses

All advertising expenditures will be expensed as incurred.  Advertising expenses for 2005 and 2004 were $-0- and $-0-, respectively.

Concentration of Credit Risk and Financial Instruments

SFAS No. 105, "Disclosure of Information About Financial Statements with Off-Balance Sheet Risk and Financial Instruments with Concentrations of High Risk," required disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $100,000 in order to limit credit risk.  As of December 31, 2005, the Company's bank deposits did not exceed the insured limit.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily accounts receivable.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base.  At December 31, 2005, management has estimated the fair values of cash, receivables, accounts payable and other current liabilities to be approximately their respective carrying values reported on the financial statements because of their short term maturities.

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

Investments in Unconsolidated Subsidiaries

Certain investment interest in limited liability companies are accounted for using the equity method of accounting if the investments give the company the ability to exercise significant influence, but not control, over an investee.  Significant influence is generally deemed to exist if the Company has an ownership voting interest in the investee between 20% and 50%, although other factors, such as representation of the investee’s Board of Managers and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.  The Company records its investments in equity-method investees on the consolidated balance sheet as “Equity investments” and its share of the investees’ earnings or losses as “Earnings from equity investments, net” on the statements of operations.

The accompanying financial statements include investments in the following limited liability companies.  The Company provides video and Internet services to the LLC’s and has constructed various head-end facilities for the LLC’s.  See footnote 2.

Percentage
Ownership
Belmere Communications, LLC	33%
Emerald Island Communications, LLC	50%
Terra Verde Communications, LLC	50%
Solana Communications, LLC	50%

New Accounting Standards

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005.  This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions.  The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  The Company is required to apply this statement in the first interim period that begins after December 15, 2005.  The adoption of SFAS No. 123(R) is expected to have an impact on the Company's future financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets" - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

FIN No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities," requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary.  The adoption of FIN No.46 did not have an impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments'" ("FSP") which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued.  The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

Note 2:  Acquisition of Subsidiaries and Investments

We acquired a 100 percent interest in the common stock of Harrell Woodcock Linkletter & Vincent, Inc. (HWL), a Florida corporation engaged in the marketing development service industry.  It was acquired, effective April 15, 2005, and is operated as a wholly owned subsidiary.  The results of operations of this newly acquired subsidiary are included in our operations from the date of acquisition.  The purchase price included 500,000 shares of common stock, valued on our books at $174,200 and payment of $8,922 of accounts payable.  HWL had no assets at the time of acquisition other than letters of intent to complete certain acquisitions.  Accordingly, the purchase price will be recorded as an intangible asset and amortized over its expected life of four years.

We acquired a 100 percent interest in certain assets of William Strickler which consisted of certain assets of Prime Time Cable, Inc. and interests in certain related limited liabilities companies.  We placed those assets in a new subsidiary company, Prime Time Broadband, Inc. (“PTB”), which was formed to acquire design, construct and manage private cable and Internet systems.  Prime Time Cable, Inc.’s assets were acquired, effective February 1, 2005.  PTB is operated by our wholly owned subsidiary, AIMS Interactive, Inc.  The results of operations of our newly acquired subsidiary are included in our operations from the date of acquisition.  This subsidiary includes wholly owned systems and systems owned and operated by limited liability companies in which we have ownership interests between 33% and 50%.  Operations of the limited liability companies are included in our consolidated financial statements under the equity method of accounting for investments as one-line items on the statement of operations and on the balance sheet.  The limited liability companies, Terra Verde Communications LLC, Belmere Communications LLC, and Emerald Island Communications LLC, were acquired at a cost that exceeded the carrying value of the assets within the LLCs by $514,000.  This excess cost will be amortized over a period of forty years and charged against the income from the LLCs.  Deferred income tax liability of $216,000 has been recorded to allow for the depreciation and amortization expense that will be recorded in these financial statements but will not provide income tax deductions since this acquisition was recorded as a tax-free reorganization.  No deferred income tax liability was recorded for Goodwill that was recorded in the amount of $606,548, as it will not be amortized for either income tax or financial statement purposes.

The primary reason for this acquisition was to enter the private cable and broadband business from which to increase subscriber services and advertiser services and to provide research and beta-testing for our clients.

Important factors that contributed to the purchase price exceeding the net book value of the PTB assets acquired are:

1.  The current market price value for similar private cable services;

2.  Historically, subscriber contracts have increased in value; and

3.  The opportunity to provide additional broadband services to the existing subscribers.

The purchase price included 1,576,086 shares of our common stock valued on our books at $971,500 and $400,000 cash.  Cash paid through closing totaled $150,000, with $50,000 due over six months and two annual payments of $100,000 each.  We issued 1,050,000 shares of our common stock at closing and another 526,086 shares in June 2005.  We also negotiated the right to re-purchase 788,043 of the shares for $1.50 each for up to three years from the purchase date.  Should we re-purchase any shares, we will not adjust the purchase price.  There were no amounts assigned to research and development costs.

The following condensed balance sheet reflects the amount assigned to each major asset and liability caption of PTB at the date of acquisition:

Supplies inventory	$1,000
Property & equipment	250,500
Equity investments	679,452
Goodwill	606,548
Non-compete agreement	50,000
Deferred taxes	(216,000)

Total consideration paid	$1,371,500

The following information summarizes the unconsolidated limited liability corporations in which Prime Time Broadband has non-controlling interests as of December 31, 2005:

		Carrying
	Percentage	Value
	Ownership	Dec. 31, 2005
Belmere Communications, LLC	33%	$196,268
Emerald Island Communications, LLC	50%	298,424
Terra Verde Communications, LLC	50%	184,340
Solana Communications, LLC	50%	60,261

Total Carrying Value		$739,293

The following condensed information reflects the summarized financial position of the limited liability companies in which the company owns non-controlling interests.  The company’s interests of 33% to 50% in these entities is included in the company financial statements on the equity method of accounting.  Company revenues for the year ended December 31, 2005 include $302,915 of billings to these limited liability companies and accounts receivable at December 31, 2005 of $28,041.

Year end
Dec. 31, 2005
Balance sheet
Current assets	$97,545
Property and equipment, net	533,149
Current liabilities	(53,498)
Equity	$577,196
Income statement
Revenue	$690,593
Net income	$271,133

The following condensed statements of operations reflects the pro forma operating results that might have been achieved if the acquisition of PTB had been accomplished at the beginning of each year presented.

	Year end	Year end
	Dec. 31, 2005	Dec. 31, 2004
Revenue	$1,244,390	$1,351,211
Operating income (loss)	(1,706,479)	(3,070,168)
Earnings from equity investments	116,781	61,456
Net income (loss)	$(1,867,697)	$(3,151,590)
Net loss per common share	$0.07	$0.18
Weighted average hares outstanding	28,264,868	17,225,275

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46").  In December 2003, the FASB modified FIN 46 to make certain technical corrections and to address certain implementation issues that had arisen.  A variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE.  The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns, or both.  As of December 31, 2005, the Company is not a primary beneficiary of any VIE's.

For investments that are not required to be consolidated, the Company follows the guidance provided by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock".  Under this method of accounting for investments in unconsolidated subsidiaries, non-controlling investments are carried as a single line on the balance sheet and results of operations are reported as a single line on the statement of operations.

Note 3:  Related Party Transactions

We accrued stock-based compensation totaling $1,123,380 as of December 31, 2004 for services performed by our officers during 2004.  In January 2005, we issued those officers a total of 1.8 million shares of common stock valued at $1,123,380 in satisfaction of our liability.  There was no gain or loss on the transaction.

As a result of the 2004 ATB Media purchase, as of December 31, 2005, we carry $975,971 in notes payable to officers and directors and $657,582 in accrued interest due to those same parties.

In 2004, we exchanged equity interests with ATB Media, Inc. (“ATB”).  ATB was formed in 1997 in Delaware to acquire radio broadcast license properties and invest in companies that had radio broadcast properties in small- to medium -size markets.  We accounted for this transaction at historical cost because prior to the acquisition, ATB was an entity under common control.  We issued 1,926,891 shares of our common stock for all of the outstanding common stock of ATB, which had net liabilities of $3,783,983.

Prior to our acquisition, ATB had advanced $1,010,573 to entities acquiring certain of these radio stations.  In addition, ATB had acquired interests in other entities totaling $201,659.  Because of uncertainty in recovering these investments, management has written them off.

The company in February 2006 received payment of $155,000 from a client that was invoiced in January 2005.  Because payment was more than 120 days past due, the invoice was 'written off.'  When payment was received, the payment was applied to expenses rather than to revenue.  If payment had been received in accordance with the Company’s accounts receivable policy, the Company would have generated revenue of $1,316,440 in 2005 instead of the reported $1,161,440.  Although an AIMS™ shareholder of 5% or more, Mr. Denison Smith, was Chairman of the client's organization at the time services were rendered, he resigned his affiliation with the organization soon afterward.  Since his resignation, all activities with that organization are not considered to be with a related party.

Unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2005 follow:

	Balance	Balance
	Principal	Interest
Denison Smith, 12% interest	$248,710	$173,324
Gerald Garcia, Jr., 10% interest	$30,000	$30,000
Max Miller, 15% interest on fee only	$125,000	$61,522
Media Partners, 6.5%	$164,517	$50,601
Michael Foudy, 15% interest, excl. interest on fee	$407,744	$342,135

Total	$975,971	$657,582

In 2004, six debt holders (five of whom were related parties) forgave debt totaling $1,326,842 of our notes payable and accrued interest in exchange for a total of 1,206,221 shares of our common stock as follows:

	Debt	No. Shares
Max E. Miller, 15% interest	$155,000	140,910
Michael Foudy, -0-% interest	125,000	113,636
Michael Foudy, 15% interest	548,383	498,530
Denison E. Smith, 12% interest	375,959	341,781
Gerald Garcia, 10% interest	52,500	47,727
Edward Debolt, 10% interest	70,000	63,636

	$1,326,842	1,206,220

In 2005 and 2004, respectively, we paid consulting fees totaling $266,000 and $157,250 to Directors, acting in the capacity of consultants.

In 2004, we paid legal fees totaling $25,000 to a shareholder acting in the capacity of an attorney. We are indebted to the shareholder in the amount of $47,500 as of December 31, 2005.

We are indebted to related parties for trade payables in the amount of $112,426 as of December 31, 2005.

In 2004 we recorded $131,463 in revenue from related entities, representing a concentration of 20 percent of total revenue.  This included $115,788 in revenue from a related organization that the Company was managing under a cost plus fee arrangement.  The arrangement ended in 2004.

We subleased office space from the organization that we managed at a cost of $1,733 per month under an agreement that ran through December 2003.  We obtained office support, equipment and services under cost sharing agreements with this organization and an unrelated Company with which it shares subleased office space.  We were indebted to the organization in the amount of $50,575 as of December 31, 2004.  This amount was settled in 2005 without an additional payment and is included in paid in capital in the accompanying balance sheet.

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

Note 4:  Property and Equipment

Listed below are the major classes of property and equipment as of December 31, 2005:

Furniture, fixtures, and computing equipment	$279,193
Less accumulated depreciation	(39,685)

Net property and equipment:	$239,508

Depreciation expense for the years ended December 31, 2005 and 2004 is $36,463 and $2,791, respectively.

Note 5:  Intangible Assets

Listed below are the major classes of intangible assets as of December 31, 2005:

Letters of intent	$174,200
Non-compete agreement	50,000

$224,200
Less accumulated amortization	(41,828)

Net value intangible assets	$182,372

Amortization expense was $41,828 and $-0- for the years ended December 31, 2005 and 2004, respectively.  The estimated aggregate amortization expense for each of the five succeeding years are as follows:

2006	$60,217
2007	60,217
2008	47,421
2009	14,517
2010	-0-

$182,372

Note 6:  Notes Payable

Notes payable and accrued interest consist of the following amounts at December 31, 2005:

	Principal	Interest
ATB Media, Inc - Notes Payable-Unrelated Parties
DeBolt, 10% interest rate (reduced debt)	$40,000	$40,000
Hulse, Ms. Marlin, 10% interest	20,000	10,041
Jewett, Gene, 10% interest rate	4,492	2,321
Monesson, Morris, 10% interest	20,000	9,987
Noble, 11% interest	500,000	275,000
Phillips, 11% interest	500,000	275,000
Riyamy, Armor M., 10% interest	20,000	14,665
Schonrock, F. Tracy, 10% interest	10,000	5,025
Scofield, Terrence J., 10% interest	10,000	5,011
Smith, Janice, 10% interest	10,000	5,025
Stein, Keith, 10% interest rate	30,000	15,637
Thomas, John C., 10% interest	10,000	5,000
Subtotal - Non-related parties	$1,174,492	$662,712

ATB Media - Notes Payable-Related Parties
Foudy, Michael (early loans)	$0	$13,404
Foudy fee, 0% (reduced debt)	125,000	0
Foudy,14.875% (reduced debt)	282,745	328,731
Garcia, Gerald, Jr. 10% (reduced debt)	30,000	30,000
Media Partners, 6.5%	164,515	50,600
Miller, Max (early loan)	0	3,351
Miller, Max fee, 15% (reduced debt)	125,000	58,172
Smith, Denison 12% (reduced debt)	248,711	173,324
Subtotal - Related Parties	$975,971	$657,582

ATB Media Total	$2,150,463	$1,320,294

AIMS Interactive, Inc - Note Payable-Related Party
William Strickler, 5% interest	$200,000	$9,167

With the exception of Mr. Strickler, notes are the obligation of our subsidiary, ATB, and are in default.  We expect these notes to be repaid from proceeds of the sale of the radio station for which the loans were made and we have negotiated a tolling agreement with the two substantial note holders to provide time for the sale to be completed.  The full balance is reflected as a current liability.

Long-term debt at December 31, 2005 consisted of the following:

Note payable in annual installments of $100,000 through February 1, 2007 with interest at 5% collateralized by assets of PTB	$200,000
Less: current maturities	(100,000)
Long-term debt	$100,000

Aggregate maturities required on long-term debt at December 31, 2005, are as follows:

2006	$100,000
2007	100,000
$200,000

In November, 2005, we obtained a line of credit to provide working and acquisition capital to PTB in the total amount of $50,000 secured by assets of our subsidiary PTB and guaranteed by the parent company AIMS.  At December 31, 2005, the balance outstanding on the line of credit was $10,000.

Note 7:  Income Taxes

Because we underwent an ownership change in 2002, as defined in Section 382 of the Internal Revenue Code, our tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2005 and 2004 follows:

	Year ended	Year ended
	Dec. 31, 2005	Dec. 31, 2004
U.S. statutory federal rate	31.96%	31.59%
State income tax rate, net	6.00%	7.10%
NOL for which no tax
benefit is currently available	-37.96%	-38.69%

	0.00%	0.00%

The benefit for income taxes from operations consisted of the following components at December 31, 2005: current tax benefit of $2,210,000 resulting from a net loss before income taxes, and deferred tax expense of $2,210,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The benefit for income taxes from operations consisted of the following components at December 31, 2004: current tax benefit of $1,464,000 resulting from a net loss before income taxes, and deferred tax expense of $1,464,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The change in the valuation allowance for the year ended December 31, 2005 was $746,000.  The change in the valuation allowance for the year ended December 31, 2004 was $1,183,000.  Net operating loss carryforwards at December 31, 2005 will expire in 2025.  The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Note 8:  Stockholders' Deficit

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

Common stock

We issued 338,150 restricted shares of our common stock to employees and consultants in exchange for services in 2004.  The value of these awards totaled $136,826.  The compensation expense was measured based on the quoted market price of the stock on the date of issuance.

AIMS Worldwide, Inc., Board of Directors believes a 33% discount to its market value for shares issued to affiliates for compensation is appropriate since their shares are restricted.  Their shares will be restricted as long as they maintain their affiliate status, and such shares may be sold only in accordance with Rule 144 which has, among several requirements and restrictions, volume limitations.

Further, the market for the Company's stock is highly volatile and has very limited trading volume, thus making selling conditions, such as price, unpredictable.  For these reasons, there is no assurance that the affiliates will be able to trade their shares on the open market at a time they so choose.

During the year ended December 31, 2004, we circulated a private offering memorandum relating to the private offering of shares of our common stock.  The securities have not been registered pursuant to the Securities Act of 1933, as amended (the “Act”), nor have they been registered under the securities act of any state.  These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws.  Member of our management team, who were not paid any commission or compensation for offering or selling the securities, sold the securities.  We sold 3,061,904 restricted shares of common stock for net proceeds of $1,175,000.

In April 2004, we issued 1,926,891 shares of our common stock to acquire an affiliate, ATB Media in an acquisition of entities under common control.  This acquisition was recorded in a manner similar to a pooling of interests.  Subsequent to the acquisition of ATB, we issued 1,206,221 shares of our common stock to settle debt and accrued interest held by ATB totaling $1,326,842.

In January 2005, we issued 115,000 shares of our common stock to extinguish a note payable and related accrued interest totaling $57,500.  We also issued 50,000 shares of our common stock to settle an account payable in the amount of $25,000. Shares issued were valued based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of liquidity and marketability of the stock.

In January 2005, we issued officers of the company a total of 1,800,000 shares of common stock valued at $1,123,380 in satisfaction of our accrued liability for services they performed in 2004.  In addition we recorded a reduction in an account payable to an organization that we managed as a contribution to paid-in capital in the amount of $50,575.  Shares issued were valued based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of marketability of the stock.  There was no gain or loss on the transaction.

In February and June 2005, we issued a total of 1,576,086 shares of our common stock valued at $971,500 in conjunction with the acquisition of certain assets of Prime Time Cable.  Shares issued were valued based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of liquidity and marketability of the stock.

In April 2005, we issued 500,000 shares of common stock, valued at $174,200 to acquire a 100 percent interest in the common stock of Harrell Woodcock Linkletter & Vincent, Inc. (HWL), a Florida corporation engaged in the marketing development service industry.  Shares issued were valued based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of liquidity and marketability of the stock.

In September 2005, we issued 250,000 shares of common stock to two holders of notes payable from our subsidiary, ATB to obtain agreement to extend maturity of their notes.  Shares issued were valued at $142,375 based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of marketability of the stock.

During 2005, we issued 690,038 shares of our common stock valued at $382,134 as compensation for services rendered, and we issued 4,803,571 shares of our common stock for $1,775,000 cash, from which we deducted $13,326 of offering costs. Shares issued for services were valued based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of marketability of the stock. The price of shares sold for cash were negotiated with the unrelated investors.  At December 31, 2005, stock subscriptions totaling $403,750 remained receivable.

Contingent common shares

We are contractually bound to issue 1,500,000 shares to an unrelated third-party should certain conditions relating to expansion of the capability of a radio station be met by ATB Media by April 2008.

Options and warrants to purchase common stock

In November 2004, we granted to two employees, warrants to purchase 36,000 shares of our common stock at $0.50 per share.  The warrants vested in January 2005 and expire on December 31, 2006.  We used an option-pricing model to value the warrants.  Factors used to price the option were as follows:

Market price of stock	$0.50
Estimated volatility of stock price	51%
Discount rate	2%
Dividends	None
Estimated option life	Three years

The following schedule reflects the calculation of the pro forma compensation expense on employee stock warrants:

			Options	Fair Value
	Number	Total	Vested	Incurred
Date of	of Options	Fair	through	through
Grant	Granted	Value	Dec.31, 2005	Dec.31, 2005
4/15/04	30,000	$4,300	30,000	$4,300
	13,000	6,500	13,000	6,500
11/1/04	36,000	18,000	18,000	18,000

	79,000	$28,800	61,000	$28,800

Following is a schedule of changes in common stock options for the two year period ended December 31, 2005:

				Weighted	Weighted
				Average	Average
	Awards	Awards	Exercise	Exercise	Remaining
	Outstanding	Outstanding	Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at 1/1/04	30,000	0	$1.00	$1.00	3.00 yrs
Granted	49,000	49,000	$1.00	$1.00	2.00 yrs
Exercised	-	-	-	-	n/a
Cancelled/expired	-	-	-	-	n/a

Outstanding 12/31/04	79,700	49,000	$1.00	$1.00	2.4 yrs

Granted	-	-	-	-	n/a
Vested	-	-	-	-	n/a
Exercised	-	-	-	-	n/a
Cancelled/expired	-	-	-	-	n/a

Outstanding at 12/31/05	79,900	49,000	$1.00	$1.00	1.4 yrs

Authorization to grant common stock options

During the year ended December 31, 2003, our Board of Directors authorized us to grant options to four officers to purchase up to a total of 800,000 shares of common stock each year for the next five years.  In May 2005, our Board of Directors authorized us to grant options to three officers to purchase up to a total of 1.5 million shares of common stock each year for the next five years.  No options have been granted under these authorizations.

Note 9:  Segment Information

We report the following information on our business segments as of and for the twelve months ended December 31, 2005:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total

Revenues	$848,860	$-0-	$312,580	$-0-	$1,161,440

Income (loss) from
operations	$(253,558)	$(10,558)	$214,120	$(1,596,717)	$(1,646,713)

Income from
equity investments	$107,594	-	-	-	$107,594

Net income (loss)	$(145,964)	$(376,971)	$214,120	$(1,617,913)	$(1,926,728)

Identifiable assets	$250,600	-	-	$28,592	$279,192

Depreciation accumulated	$33,592	-	-	$6,093	$39,685

Goodwill	$606,548				$606,548

Unconsolidated
equity investments	$739,293	-	-	-	$739,293

As of December 31, 2004 we had no segments.

Note 10: Subsequent Events

From January 1, 2006, to March 31, 2006, we raised additional capital in the cash amount of $519,750 via our private Placement Offering.