Form 10QSB
period 2006-03-31
AIMS WORLDWIDE INC
filed 2006-05-15
CIK 1094363

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number  333-86711

AIMS™ WORLDWIDE, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	54-0567854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 EATON PLACE, #450, FAIRFAX, VA 22030

(Address of principal executive offices)

703-621-3875, X2254

(Issuer’s telephone number)

____________________________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,011,931, AS OF MARCH 31, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

FORM 10-QSB

AIMS™ WORLDWIDE, INC.

INDEX

Page

PART I.  Financial Information

3

Item 1.  Consolidated Financial Statements

3

Condensed, consolidated Balance Sheet at March 31, 2006 (Unaudited)

4

Condensed, consolidated Statements of Operations for the three months ended

March 31, 2006 and 2005 (Unaudited)

5

Condensed, consolidated Statements of Changes in Shareholders’ Deficit

– From January 1, 2006 through March 31, 2006 (Unaudited)

6

Condensed, consolidated Statements of Cash Flows for the three months ended

March 31, 2006 and 2005 (Unaudited)

7

Notes to Consolidated Financial Statements (Unaudited)

8

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

9

Item 3.  Controls and Procedures

13

PART II.  Other Information

13

Item 2.  Changes in Securities and Use of Proceeds

13

Item 4.  Submission of Matters to a Vote of Securities Holders

14

Item 6.  Exhibits and Reports on Form 8-K

14

Signatures

15

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at March 31, 2006, and the related statements of operations, shareholders deficit and cash flows, for the three months ended March 31, 2006 and 2005 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

AIMS™ Worldwide, Inc.

Condensed, Consolidated Balance Sheet

March 31, 2006

(Unaudited)

Assets
Current assets:
Cash	$499,322
Accounts receivable, net	414,249
Supplies inventory	1,158
Prepaid expense	13,097
Total current assets	927,826

Property and equipment:
At cost, net of accumulated depreciation of $49,046	230,841

Other assets:
Deposit on acquisition target	60,000
Equity investments	791,862
Goodwill	606,548
Intangible assets, net of amortization of $55,007	169,193

Total assets	$2,786,270

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$197,493
Accounts payable - related parties	114,919
Accrued expense	6,667
Deferred revenue	30,000
Investor deposits	40,000
Current portion of long term note payable	171,842
Notes payable	1,214,353
Notes payable - related parties	975,971
Accrued interest payable	694,515
Accrued interest payable - related parties	684,731
Total current liabilities	4,130,491

Deferred income tax	216,000

Total liabilities	4,346,491

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 33,011,931 shares issued and outstanding	33,012
Additional paid-in capital	5,134,494
Stock subscription receivable	(364,000)
Deficit retained	(6,363,727)
Total stockholders' deficit	(1,560,221)

Total liabilities and stockholders' deficit	$2,786,270

See accompanying notes to condensed, consolidated financial statements

AIMS™ Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenue	$249,715	$164,426
	249,715	164,426

Operating expenses:
Cost of sales	120,224	60,056
General and administrative expenses	548,066	577,764
General and administrative expenses - related parties	32,497	116,700
	700,787	754,520

Operating loss	(451,072)	(590,094)

Interest income	2,067	2,379
Interest expense, net	(31,406)	(30,589)
Interest expense, net - related parties	(27,546)	(27,526)
Earnings from equity investments	22,568	29,746

Loss before provision for income taxes	(485,389)	(616,084)

Income taxes	-	-

Net loss	$(485,389)	$(616,084)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	32,416,287	25,214,395

See accompanying notes to condensed, consolidated financial statements

AIMS™ Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Deficit
	Shares	Amount	Capital	Receivable	Retained	Total

Balance, January1, 2006	31,857,931	$31,858	$4,678,554	$(403,750)	$(5,878,338)	$(1,571,676)

Common stock issued for cash,
less offering costs of $9,023	1,100,000	1,100	429,877	-	-	430,977

Common stock issued for services	54,000	54	26,063	-	-	26,117

Common stock subscriptions paid	-	-	-	39,750	-	39,750

Net loss for period	-	-	-	-	(485,389)	(485,389)

Balance, March 31, 2006	33,011,931	$33,012	$5,134,494	$(364,000)	$(6,363,727)	$(1,560,221)

See accompanying notes to condensed, consolidated financial statements

AIMS™ Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(485,389)	$(616,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,540	8,828
Income from equity investments	(22,568)	(29,746)
Stock issued to employees and others for services	26,117	45,076
	(459,300)	(591,926)
Changes in current assets and liabilities:
Accounts receivable and other current assets	355,101	(55,047)
Accounts payable and other current liabilities	(110,781)	(11,337)
Net cash used in operating activities	(214,980)	(658,310)

Cash flows from investing activities:
Purchase of equipment	(694)	-
Deposit on acquisition	(10,000)	(50,000)
Distributions from equity investments	-	10,000
Investment in subsidiaries and equity investments	(30,000)	(125,000)
Net cash used in investing activities	(40,694)	(165,000)

Cash flows from financing activities:
Proceeds from sale of common stock	440,000	925,000
Offering costs for sale of common stock	(9,023)	-
Proceeds from investor deposit	39,750	-
Proceeds from notes payable	29,861	-
Repayments of notes payable	(28,158)	-
Net cash provided by financing activities	472,430	925,000

Net change cash	216,756	101,690

Cash, beginning of period	282,566	923,518

Cash, end of period	$499,322	$1,025,208

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Stock issued to acquire PTB	$-	$971,500
Stock issued to settle debt	$-	$82,500
Stock issued to settle debt - related parties	$-	$1,173,955

 See accompanying notes to condensed, consolidated financial statements

AIMS™ WORLDWIDE, INC.

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

NOTE  A:  BASIS OF PRESENTATION

The consolidated interim financial statements presented herein are unaudited and have been prepared by management in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2005, as filed in its annual report on Form 10-KSB filed April 14, 2006, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying statements of operations and cash flows reflect the three month period ended March 31, 2006.  The comparative figures for the three-month period ended March 31, 2005, have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

NOTE B:  ACQUISITION OF SUBSIDIARIES

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following subsidiaries:  Harrell, Woodcock, and Linkletter, Inc., AIMS Interactive, Inc. (including Prime Time Broadband, Inc.), and ATB Media, Inc.  A discussion of the terms and conditions of the purchases is included as part of the Management Discussion and Analysis which follows on page 11.

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

NOTE D:  EQUITY TRANSACTIONS

During the first quarter of this year, we issued 1,100,000 shares of common stock to six shareholders for a total proceeds of $440,000 and paid $9,023 in offering costs.  Also, we received $39,750 in payment on stock subscriptions.  In addition we paid 54,000 shares of common stock for services valued at $26,117.  Shares issued for services were valued based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of marketability of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.

NOTE E:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the three months ended March 31, 2006:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total

Revenues and misc. income	$203,189	$-	$46,526	$2,067	$251,782

Income (Loss) from operations	$(55,936)	$(61,178)	$21,125	$(355,083)	$(451,072)

Earnings from equity investments	$22,568	$-	$-	$-	$22,568

Identifiable assets	$251,294	$-	$-	$28,592	$279,886

Depreciation	$41,995	$-	$-	$7,049	$49,044

We report the following information on our business segments as of and for the three months ended March 31, 2005:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total

Revenues and misc. income	$164,426	$-	$-	$2,379	$166,805

Income (Loss) from operations	$34,471	$(59,389)	$-	$(565,176)	$(590,094)

Earnings from equity investments	$29,746	$-	$-	$-	$29,746

Identifiable assets	$250,500	$-	$-	$6,751	$257,251

Depreciation	$8,350	$-	$-	$2,859	$11,209

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934.  AIMS™ Worldwide, Inc., cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements.  Words such as “May,” “Will,” “Expect,” “Believe,” “Anticipate,” “Intend,” and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report.  Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

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

On December 17, 2002, we acquired AIMS™ Worldwide, Inc.  AIMS™ Worldwide, Inc., incorporated in Nevada on October 7, 2002 as Accurate Integrated Marketing Solutions Worldwide, Inc., to act as the successor to AIMS™ Group, LLC which was organized in Virginia in November 2001.  As a result of this acquisition, we changed our name to AIMS™ Worldwide, Inc.

Our principal executive offices are at 10400 Eaton Place, #450, Fairfax, VA 22030.  Our telephone number is 703/621-3875 and our fax number is 703/621-3870.  Our URL is www.AIMSWorldwide.com

Our Business

AIMS™ Worldwide, Inc., ("AIMS™") is a vertically integrated marketing communications consultancy providing organizations with its AIMSolutions branded focused marketing solutions at the lowest possible cost.  AIMS™ (Accurate Integrated Marketing Solutions) increases the accuracy of the strategic direction of its client's marketing program, improves results and reduces the cost, by refocusing "mass marketing" to a more strategic "One-2-One™" relationship with the ideal customer. To further differentiate from the rest of the market, AIMS™ places intense focus on the Return on Marketing Investment, or "ROMI™." The Company's goal is to provide clients with a measurable return by first conducting an audit of the client's existing marketing strategy in order to deliver an increased return on their investment.  AIMS™ is accelerating its growth by targeting and acquiring a group of core competency media and marketing communications services companies.

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

AIMS™ is a marketing system and process that is designed to vertically integrate horizontal services into a focused “one-to-one” marketing program/campaign.  One-2-One™ is also a trademark/service mark owned by AIMS™ Worldwide, Inc.  We believe this system can meet and exceed a client company’s goals and objectives to expand their top line revenues, market and Customer Relationship Management (“CRM”™) at lower cost than legacy advertising and marketing communications programs.

Myaims.com is an intellectual property for our online business and delivery service of our products.  Our websites, www.myaims.com and www.aimsworldwide.com are registered internet domain names owned and controlled by AIMS™ Worldwide, Inc.

We also hold a technology license agreement with Advocast, Inc., a proprietary public issues digital marketing application service provider.

Subsidiaries

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following subsidiaries:

Harrell, Woodcock, & Linkletter, Inc.

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

Employees

AIMS™ Worldwide, Inc., corporate headquarters has five employees, and including our wholly-owned and operating subsidiary AIMS Interactive, Inc., has a total of approximately fifteen employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.  As of May 12, 2006, we continued to have no formal employment agreements in place.

Description of Property

Our executive offices are located at 10400 Eaton Place, Suite 450, Fairfax, Virginia 22030.  We have an additional office in Tampa, Florida at a cost of $303 per month under a month-to-month arrangement.  Prime Time Broadband, a subsidiary of AIMS™ Interactive, Inc., has operations (office and a small warehouse) on Taft-Vineland Road in Orlando, Fla.

Three Month Period Ended March 31, 2006, and 2005

We had $249,715 in revenue for the three months ended March 31, 2006, compared with $164,426 in revenue for the same three month period of 2005.  The increase was primarily due to activities added by the acquisition of Prime Time Broadband (f/k/a Prime Time Cable) and activity on the part of AIMSolutions, our corporate consulting service.  Cost of sales was $120,224 leaving a gross profit of $129,491 for the three month period of 2006 compared cost of sales of $60,056 and a gross profit of $104,370 for the same three month period of 2005.

Our general and administrative expenses were $580,563 for the three months ended March 31, 2006, and included $32,497 to related parties compared to general and administrative expense of $694,464 for the same period in 2005.  The reduction was primarily due to a decrease in sales and marketing expenses.  Our operating loss for the three months ended March 31, 2006, was $451,072 compared to $590,094 for the same period in 2005.

In the first quarter, AIMS™ invested in the continued development of our Accurate Integrated Marketing Solutions proprietary process, methods and practices and worked to expand the operations acquired in 2005.

Liquidity and Capital Resources

At March 31, 2006, we had total current assets of $927,826 consisting of $499,322 cash, $414,249 in accounts receivable, $1,158 of supplies inventory and $13,097 in prepaid expenses.  Equipment, net of accumulated depreciation was $230,841 and other assets included $60,000 in loans and deposits on acquisition targets, $791,862 in equity investments (primarily investments in limited liability corporations held by Prime Time Broadband, Inc.), $606,548 in goodwill and $169,193 in net intangible assets which includes a non-compete employment agreement.

Our liabilities at March 31, 2006, totaled $4,346,491 and consisted of $312,412 in accounts payable, $216,000 in deferred income tax, $975,971 in notes payable to related parties, $684,731 in accrued interest payable to related parties, $1,214,353 and $694,515 in other notes payable and accrued interest, $76,667 in other current liabilities and $171,842 in current notes payable related to the acquisition of Prime Time Cable in February 2005.

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

Management of AIMS™ Worldwide, Inc., is currently seeking capital to purchase its first group of five profitable operating organizations which have been identified.  In accordance with the AIMS™ Five Year Plan, the target companies are currently financially healthy operating entities that, once acquired, will help fulfill AIMS' unique mission of organically growing a viable network of affiliated marketing and media subsidiaries.

ITEM 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

During the first quarter of this year, we issued 1,100,000 shares of common stock to six accredited shareholders for total proceeds of $440,000 and paid $9,023 in offering costs.  Also, we received $39,750 in payment on stock subscriptions.  In addition we paid 54,000 shares of common stock for services valued at $26,117.  Shares issued for services were valued based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of marketability of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

None

ITEM 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

None.

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

AIMS™ WORLDWIDE, INC.

Date:  May 12, 2006

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr.

Chief Executive Officer

Date:  May 12, 2006

/s/ Patrick J. Summers

Patrick J. Summers

Chief Financial Officer

15