Form 10QSB
period 2006-06-30
AIMS WORLDWIDE INC
filed 2006-08-18
CIK 1094363

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

703-621-3875, X2254

(Issuer’s telephone number, including area code)

_____________________________________________________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,827,159, AS OF JUNE 30, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

FORM 10-QSB

AIMS™ WORLDWIDE, INC.

       (Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at June 30, 2006, and the related statements of operations, shareholders deficit and cash flows, for the three and six months ended June 30, 2006 and 2005 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

June 30, 2006

(unaudited)

Assets

Current assets:
Cash	$290,499
Accounts receivable	711,146
Inventory	1,158
Prepaid expense	5,626
Security deposit	12,316
Total current assets	1,020,745

Equipment:
At cost, net of accumulated depreciation of $58,512	253,218

Other assets:
Deposits on acquisition targets	85,000
Equity investments	597,932
Goodwill	606,548
Deferred offering costs	158,000
Intangible assets, net of amortization of $68,187	156,013

Total assets	$2,877,456

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet (continued)

June 30, 2006

(unaudited)

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$204,933
Accounts payable - related parties	114,920
Notes payable - related parties	975,971
Accrued interest payable - related parties	712,182
Accrued interest payable-other	739,699
Notes payable-other	1,174,492
Current portion of long term note payable	100,000
Deferred revenue	-0-
Other current liabilities	3,295
Total current liabilities	4,025,492

Long-term liabilities:
Deferred income tax	216,000

Total liabilities	4,241,492

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 34,827,159 shares issued and outstanding	34,827
Additional paid-in capital	5,996,332
Stock subscription receivable	(790,000)
Deficit retained	(6,605,195)

Total stockholders' deficit	(1,364,036)

Total liabilities and stockholders' deficit	$2,877,456

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	June 30,
	2006	2005

Revenue	$507,860	$248,781
Costs and expenses:
Cost of sales	78,563	125,252
General and administrative expenses	654,187	541,721
General and administrative expenses - related parties	33,172	132,407
	765,922	799,380

Operating loss	(258,062)	(550,599)

Gain from sale of equity investment	34,497	-0-
Interest expense, net	(34,440)	(29,725)
Interest expense - related parties	(27,546)	(27,526)
Earnings from equity investment	44,084	25,359

Loss before provision for income taxes	(241,467)	(582,491)

Income taxes	-0-	-0-

Net loss	$(241,467)	$(582,491)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	33,460,418	28,139,868

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

 (unaudited)

	Six Months Ended
	June 30,
	2006	2005

Revenue	$757,575	$413,207
Costs and expenses:
Cost of sales	198,787	185,308
General and administrative expenses	1,202,254	1,119,485
General and administrative expenses - related parties	65,669	249,107
	1,466,710	1,553,900

Operating loss	(709,135)	(1,140,693)

Gain from sale of equity investment	34,497	-0-
Interest expense, net	(63,779)	(57,935)
Interest expense - related parties	(55,092)	(55,052)
Earnings from equity investment	66,652	55,105

Loss before provision for income taxes	(726,857)	(1,198,575)

Income taxes	-0-	-0-

Net loss	$(726,857)	$(1,198,575)

Basic and diluted loss per share	$(0.02)	$(0.05)

Weighted average number of shares outstanding	32,941,237	26,036,993

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Shareholders’ Deficit

(unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, January 1, 2006	31,857,931	$ 31,858	$ 4,678,554	$ (403,750)	$ (5,878,338)	$(1,571,676)

Common stock issued for cash, less offering costs of $19,577	2,935,714	2,936	1,142,487	(450,000)	-	695,423

Common stock issued for services (Note D)	142,000	142	86,614	-	-	86,756

Common stock repurchased for cash (Note F)	(108,486)	(109)	(69,323)	-	-	(69,432)

Warrant issued for deferred offering cost	-	-	158,000	-	-	158,000

Common stock subscriptions paid	-	-	-	63,750	-	63,750

Net loss	-	-	-	-	(726,857)	(726,857)

Balance, June 30, 2006	34,827,159	$ 34,827	$5,996,332	$ (790,000)	$ (6,605,195)	$(1,364,036)

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(726,857)	$(1,198,575)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	45,186	15,795
Earnings form equity investments	(101,149)	(55,105)
Stock issued to employees and other for services	86,756	332,912
	(696,064)	(904,973)
Changes in current assets and liabilities:
Accounts receivable and other current assets	53,360	(14,247)
Accounts payable and other current liabilities	(104,076)	(87,819)
Net cash used in operating activities	(746,780)	(1,007,039)

Cash flows from investing activities:
Purchase of equipment	(32,538)	-0-
Deposit on acquisition	(35,000)	(50,000)
Distribution from equity investments)	235,668	20,000
Investment in subsidiary and equity investments	(65,000)	(185,000)
Net cash used in investing activities	103,130	(215,000)

Cash flows from financing activities:
Proceeds from sale of common stock	715,000	958,750
Offering costs for sale of common stock	(19,577)	-0-
Proceeds from stock subscription	63,750	-0-
Repurchase of common stock	(69,432)	-0-
Payments on notes payable	(38,158)	(25,000)
Net cash provided by (used in) financing activities	651,583	933,750

Net increase (decrease) in cash	7,933	(288,289)

Cash, beginning of period	282,566	923,518

Cash, end of period	$290,499	$635,229

Cash paid during the period for:
Interest	$-0-	$-0-
Income taxes	$-0-	$-0-

Non-cash used in investing activities
Warrant issued to pay offering costs	$158,000	$-0-
Stock issued to acquire PTB	$-0-	$971,500
Stock issued to settle debt	$-0-	$82,500
Stock issued to settle debt - related parties	$-0-	$1,173,955

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

The accompanying statements of operations and cash flows reflect the three and six month periods ended June 30, 2006.  The comparative figures for the three and six month periods ended June 30, 2005, have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

As of June 30, 2006, the Company was anticipating closing at least two acquisitions, and possibly three, in the third quarter.  The Company had presented Stock Purchase Agreements to IKON Holdings, Inc., of Washington D.C., and Target America, Inc. of Fairfax, VA. In addition, the Company had presented a Stock Purchase Agreement to a New York City-based public relations firm. The Company anticipated purchasing 100% of Target America for cash and stock and 55% controlling interest in IKON Holdings, Inc., for cash and stock.  A similar offer of cash and stock for 100% of the company was included in the SPA for the NYC-based public relations firm.

The Company also had received a term sheet from Liberty Investment and Trust Fund LP with regard to providing corporate finance for the cash portion of cash and stock required to close the stock purchase agreement for the aforementioned three acquisitions.

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

During the second quarter of this year, we issued 710,714 shares of common stock to five shareholders for a total price of $275,000, paid $10,555 in offering costs and obtained subscriptions for an additional 1,125,000 shares of common stock for a total price of $450,000.  Also, we received $24,000 in payments on previous stock subscriptions.  In addition we paid 88,000 shares of common stock for services valued at $60,639.  Shares issued for services were valued based on the quoted market price of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.

Effective May 1, 2006, we issued a warrant to purchase 500,000 shares of our common stock in conjunction a proposed private sale of common stock.  The warrant has a term of five years and an exercise price of $1.75 per share.  The quoted market price of the stock on May 1, 2006 was $0.64 per share.  The Company determined the value of the issued warrant to be $0.316 per share, or $158,000, in accordance with SFAS 123(R).  The value of the warrant was recorded as prepaid offering cost and an increase to paid-in capital.  Upon completion of the private equity offering, the prepaid offering cost will be charged to paid-in capital.  If the offering is not completed the prepaid offering costs will be charged to operations.

The fair value of the warrant was estimated at the date of issue using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.50%
Dividend yield	0.00%
Volatility factor	110.00%
Weighted average expected life	3 years

NOTE E:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the six months ended June 30, 2006:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total

Revenues and misc. income	$388,883	$-	$368,692	$4,055	$761,630

Income (Loss) from operations	$(79,298)	$(123,743)	$310,946	$(935,911)	$(828,006)

Earnings from equity investments	$101,149	$-	$-	$-	$101,149

Identifiable assets	$280,223	$-	$-	$31,507	$311,730

Depreciation	$50,393	$-	$-	$8,119	$58,512

We report the following information on our business segments as of and for the six months ended June 30, 2005:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total

Revenues and misc. income	$413,207	$-	$-	$2,379	$415,586

Income (Loss) from operations	$(8,970)	$(118,778)	$-	$(1,150,955)	$(1,278,703)

Earnings from equity investments	$55,106	$-	$-	$-	$55,106

Identifiable assets	$250,500	$-	$-	$28,592	$279,092

Depreciation	$13,997	$-	$-	$4,179	$18,176

NOTE F - RELATED PARTY TRANSACTIONS

Repurchase of shares from William Strickler

In April 2006, we acquired 108,486 shares of our own common stock from Mr. William Strickler, our media services operations manager, for a total of $69,432.  In 2005, we acquired Mr. Strickler’s company, PrimeTime Broadband, Inc. for cash, stock and notes.  We bought the shares in order to provide Mr. Strickler with the necessary liquidity to pay the capital gain tax resulting from the sale of his business to us.  We were under no obligation to buy back the shares.  We did so solely to accommodate Mr. Strickler, a valued member of our management team.  We booked the transaction at cost and no gain or loss was recorded.  We retired the shares of common stock and canceled the stock certificate upon receipt, and accordingly, the shares were returned to treasury and are considered authorized but unissued shares.

Clawback

In April 2006, we discovered that one location our media services operating division was unable to comply with certain terms and conditions under which we had originally purchased the subsidiary in 2005.  We negotiated a settlement with the seller totaling $72,842.  We accounted for this transaction as contingent consideration and reduced both our carrying cost of the equity investment and our current installment payment to the seller by the $72,842.

Sale of Cable Operations

In April 2006, a limited liability company included in our Equity Investments sold its assets and business to Adelphia Communications Corp. for cash consideration.  We recorded a gain of $34,497 on our share of the gain from the sale.  This gain is included in Minority Interest in other income in the accompanying condensed, consolidated financial statements.

Change in Accounting Estimate

We lowered the estimated discount from the market price that we record when we issue our common stock for services, acquisitions and property from 33 percent to -0- percent during the current quarter.  the change was in response to a regulatory comment letter that we received in July 2006.  Please note that previously issued financial statements as well as the accompanying financial statements for the three months ended March 31, 2006 were prepared under the previous estimate of 33 percent.

The effect of the estimate change on our financial statements for the three months ended June 30, 2006 was an increase to general and administrative expenses of $20,011 related to the 142,000 shares of common stock issued during the quarter for services.

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation

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

-

AIMS™ Strategy and Planning Group has teamed with subsidiary Harrell Woodcock Linkletter and strategic partners Streetfighter Marketing, Inc., and Bill Main & Associates, Inc. This group will provide marketing research, strategy, planning, consulting and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.

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

Subsidiaries

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following subsidiaries:

Harrell, Woodcock, & Linkletter, Inc.

HWL was a strategy and planning company that had letters of intent to acquire Bill Main and Associates and Streetfighter Marketing.  The acquisition by AIMS signed the letters of intent to AIMS.

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

In addition to the completed acquisitions, AIMS™ has issued five definitive stock purchase agreements to acquire two marketing consulting companies, a public relations company, a public affairs company, and a digital marketing company.  There is no assurance any of the contemplated acquisitions will be consummated or if, when consummated, the operations will be successful.  As of June 30, 2006, the Company was anticipating closing at least two acquisitions, and possibly three, in the third quarter. The Company had presented Stock Purchase Agreements to IKON Holdings, Inc., of Washington D.C., and Target America, Inc. of Fairfax, VA. In addition, the Company had presented a Stock Purchase Agreement to a New York City-based public relations firm.  The Company anticipated purchasing 100% of Target America for cash and stock and 55% controlling interest in IKON Holdings, Inc., for cash and stock. A similar offer of cash and stock for 100% of the company was included in the SPA for the NYC-based public relations firm.  The Company also had received a term sheet from Liberty Investment and Trust Fund LP with regard to providing corporate finance for the cash portion of cash and stock required to close the stock purchase agreement for the aforementioned three acquisitions.

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

Three and Six Month Periods Ended June 30, 2006, and 2005

We had $507,860 in revenue for the three months ended June 30, 2006, compared with $248,781 in revenue for the same three month period of 2005.  The increase was primarily due to activities added by the acquisition of Prime Time Broadband (f/k/a Prime Time Cable) and activity on the part of AIMSolutions, our corporate consulting service.  Cost of sales was $78,563 leaving a gross profit of $429,297 for the three month period of 2006 compared cost of sales of $125,252 and a gross profit of $123,529 for the same three month period of 2005.

Our general and administrative expenses were $687,359 for the three months ended June 30, 2006, and included $33,172 paid to related parties compared to general and administrative expense of $674,128 for the same period in 2005.  Our operating loss for the three months ended June 30, 2006, was $258,062 compared to $550,599 for the same period in 2005.  The reduction was primarily due to an increase in consulting revenue as a result of the first quarter AIMS™ investment in the continued development of our Accurate Integrated Marketing Solutions proprietary process, methods and practices and the work to expand the operations acquired in 2005.

We had $757,575 in revenue for the six months ended June 30, 2006, compared with $413,207 in revenue for the same six month period of 2005.  The increase was primarily due to activities added by the acquisition of Prime Time Broadband (f/k/a Prime Time Cable) and activity on the part of AIMSolutions, our corporate consulting service.  Cost of sales was $198,787 leaving a gross profit of $558,788 for the six month period of 2006 compared cost of sales of $185,308 and a gross profit of $227,899 for the same six month period of 2005.

Our general and administrative expenses were $1,267,923 for the six months ended June 30, 2006, and included $65,669 paid to related parties compared to general and administrative expense of $1,368,592 for the same period in 2005.  Our operating loss for the six months ended June 30, 2006, was $709,135 compared to $1,140,693 for the same period in 2005.  The reduction was primarily due to an increase in consulting revenue as a result of the first quarter AIMS™ investment in the continued development of our Accurate Integrated Marketing Solutions proprietary process, methods and practices and the work to expand the operations acquired in 2005.

Liquidity and Capital Resources

At June 30, 2006, we had total current assets of $1,020,745 consisting of $290,499 cash, $711,146 in accounts receivable, $1,158 of supplies inventory and $17,942 in prepaid expenses.  Equipment, net of accumulated depreciation was $253,218 and other assets included $85,000 in loans and deposits on acquisition targets, $597,932 in equity investments (primarily investments in limited liability corporations held by Prime Time Broadband, Inc.), $606,548 in goodwill and $156,013 in net intangible assets which includes a non-compete employment agreement.

Our liabilities at June 30, 2006, totaled $4,241,492 and consisted of $319,853 in accounts payable, $3,295 in other accrued expenses, $216,000 in deferred income tax, $975,971 in notes payable to related parties, $712,182 in accrued interest payable to related parties, $1,174,492 in notes payable, $739,699 in accrued interest and $100,000 in current notes payable related to the acquisition of Prime Time Cable in February 2005.

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

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.  Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Controls.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II - Other Information

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions do not involve any public offering or broker and no commissions were paid on the transaction.

During the first quarter of this year, we issued 1,100,000 shares of common stock to six accredited shareholders for total proceeds of $440,000 and paid $9,023 in offering costs.  Also, we received $39,750 in payment on stock subscriptions.  In addition we paid 54,000 shares of common stock for services valued at $26,117.  Shares issued for services were valued based on the quoted market price of the stock, reduced by a 33% discount due to the restrictions and lack of marketability of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.  Proceeds were used or working capital.

During the second quarter of this year, we issued 710,714 shares of common stock to five shareholders for a total price of $275,000, paid $10,555 in offering costs and obtained subscriptions for an additional 1,125,000 shares of common stock for a total price of $450,000.  Also, we received $24,000 in payments on previous stock subscriptions.  In addition we paid 88,000 shares of common stock for services valued at $60,639.  Shares issued for services were valued based on the quoted market price of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.  Proceeds were used or working capital.

Effective May 1, 2006, we issued a warrant to purchase 500,000 shares of our common stock in conjunction a proposed private sale of common stock.  The warrant has a term of five years and an exercise price of $1.75 per share.  The quoted market price of the stock on May 1, 2006 was $0.64 per share.  The Company determined the value of the issued warrant to be $0.316 per share, or $158,000, in accordance with SFAS 123(R).  The value of the warrant was recorded as prepaid offering cost and an increase to paid-in capital.  Upon completion of the private equity offering, the prepaid offering cost will be charged to paid-in capital.  If the offering is not completed the prepaid offering costs will be charged to operations.

ITEM 6.  Exhibits

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

AIMS™ WORLDWIDE, INC.

Date:  August 18, 2006

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr.

Chief Executive Officer

Date:  August 18, 2006

/s/ Patrick J. Summers

Patrick J. Summers

Chief Financial Officer