Form 10QSB
period 2006-09-30
AIMS WORLDWIDE INC
filed 2006-11-16
CIK 1094363

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number  333-86711

AIMS™ WORLDWIDE, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0567854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 EATON PLACE, #203, FAIRFAX, VA 22030

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 37,953,740, AS OF SEPTEMBER 30, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

FORM 10-QSB

AIMS™ WORLDWIDE, INC.

       (Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at September 30, 2006, and the related statements of operations, shareholders deficit and cash flows, for the three and nine months ended September 30, 2006 and 2005 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

September 30, 2006

(unaudited)

Assets

Current assets:
Cash	$146,112
Accounts receivable, net	1,022,891
Supplies inventory	1,626
Prepaid expense	20,710
Total current assets	1,191,339

Property and equipment:
At cost, net of accumulated depreciation of $67,978	240,826

Other assets:
Deposit on acquisition target	285,000
Equity investments	631,185
Goodwill	606,548
Prepaid offering costs	158,000
Intangible assets, net of amortization of $81,366	142,834

Total assets	$3,255,732

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet (continued)

September 30, 2006

(unaudited)

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$ 245,103
Accounts payable - related parties	122,118
Accrued expense	6,391
Deferred revenue	-
Current portion of long term note payable	100,000
Notes payable	1,212,492
Notes payable - related parties	975,971
Accrued interest payable	772,853
Accrued interest payable - related parties	739,934
Total current liabilities	4,174,862

Deferred income tax	161,762
Total liabilities	4,336,624

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized
37,953,740 shares issued and 36,025,962 outstanding	37,954
Additional paid-in capital	7,943,928
Shares issued as advance on acquisitions	(1,735,000)
Stock subscription receivable	(353,000)
Deficit retained	(6,974,774)
Total stockholders' deficit	(1,080,892)

Total liabilities and stockholders' deficit	$ 3,255,732

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	September 30,
	2006	2005

Revenue:
Related parties	$ -	$ -
Others	614,737	211,062
	614,737	211,062

Operating expenses:
Cost of sales	119,802	93,601
General and administrative expenses	855,105	516,148
General and administrative expenses - related parties	33,172	100,423
	1,008,079	710,172

Operating loss	(393,342)	(499,110)

Gain from sale of equity investment	-	-
Interest expense, net	(31,549)	(39,643)
Interest Expense, net - related parties	(27,546)	(27,526)
Earnings from equity investments	82,858	30,135

Income (Loss) before provision for income taxes	(369,579)	(536,144)

Income taxes	-	-

Net loss	$ (369,579)	$ (536,144)

Basic and diluted loss per share	$ (0.01)	$ (0.02)

Weighted average number of
shares outstanding	36,215,444	28,139,868

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

 (unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Revenue:
Related parties	$ -	$ -
Others	1,372,312	624,269
	1,372,312	624,269

Operating expenses:
Cost of sales	318,589	278,909
General and administrative expenses	2,057,359	1,642,891
General and administrative expenses - related parties	98,841	349,530
	2,474,789	2,271,330

Operating Loss	(1,102,477)	(1,647,061)

Gain from sale of equity investment	34,497	-
Interest Expense, net	(95,328)	(97,578)
Interest Expense, net - related parties	(82,638)	(82,578)
Earnings from equity investments.	149,510	85,240

Loss before provision for income taxes	(1,096,436)	(1,741,977)

Income taxes	-	-

Net Loss	$ (1,096,436)	$ (1,741,977)

Basic and diluted loss per share	$ (0.03)	$ (0.07)

Weighted Average number of
Shares Outstanding	34,044,635	26,036,993

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

			Additional	Stock	Stock
	Common Stock		Paid-in	Held In	Subscription	Accumulated
	Shares	Amount	Capital	Escrow	Receivable	Deficit	Total

Balance, January 1, 2006	31,857,931	$ 31,858	$ 4,678,554	$ -	$ (403,750)	$(5,878,338)	$(1,571,676)

Common stock issued for cash,
less offering costs of $19,772	1,980,714	1,981	630,621	-	(60,000)	-	572,602

Common stock and attached warrants
issued for cash…	2,000,000	2,000	498,000	-	-	-	500,000

Common stock issued for services	295,803	296	315,004	-	-	-	315,300

Common stock repurchased for cash	(108,486)	(108)	(69,324)	-	-	-	(69,432)

Common stock issued to
advance acquisitions	1,927,778	1,928	1,733,072	(1,735,000)	-	-	-

Warrants for common stock issued in anticipation of
common stock issue	-	-	158,000	-	-	-	158,000

Common stock subscriptions paid	-	-	-	-	110,750	-	110,750

Loss for period	-	-	-	-	-	(1,096,436)	(1,096,436)

Balance, September 30, 2006	37,953,740	$ 37,954	$7,943,928	$(1,735,000)	$ (353,000)	$(6,974,774)	$(1,080,892)

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (1,096,436)	$ (1,741,977)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	67,831	48,927
Income from equity investments	(184,007)	(85,240)
Stock issued to employees and others for services	315,300	491,469
	(897,312)	(1,286,821)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(261,620)	(46,892)
Accounts payable and other current liabilities	62,034	(17,041)
Net cash used in operating activities	(1,096,898)	(1,350,754)

Cash flows from investing activities:
Purchase of equipment	(29,612)	-
Deposit on acquisition	(35,000)	(50,000)
Distributions from equity investments	258,668	22,500
Investment in subsidiaries and equity investments	(90,000)	(185,000)
Net cash used in investing activities	104,056	(212,500)

Cash flows from financing activities:
Proceeds from sale of common stock	835,000	1,371,250
Offering costs for sale of common stock	(19,772)	-
Proceeds from investor deposit	110,750	-
Repurchase of common stock	(69,432)	-
Repayments of notes payable	(158)	(50,000)
Net cash provided by (used in) financing activities	856,388	1,321,250

Net decrease in cash	(136,454)	(242,004)

Cash, beginning of period	282,566	923,518
Cash, end of period	$ 146,112	$ 681,514

Cash paid during the period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

Non-cash investing and financing activities
Warrant issued to pay offering costs	$ 158,000	$ -
Stock issued to acquire PTB	$ -	$ 971,500
Stock issued to settle debt	$ -	$ 82,500
Stock issued to settle debt - related parties	$ -	$ 1,173,955

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

The accompanying statements of operations and cash flows reflect the three and nine month periods ended September 30, 2006.  The comparative figures for the three and nine month periods ended September 30, 2005, have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

As of September 30, 2006, the Company was anticipating closing at least two acquisitions, and possibly three, in the fourth quarter.  The Company had presented Stock Purchase Agreements to IKON Holdings, Inc., of Washington D.C., and Target America, Inc. of Fairfax, VA. In addition, the Company had presented a Stock Purchase Agreement to a New York City-based public relations firm. The Company anticipated purchasing 100% of Target America for cash and stock and 55% controlling interest in IKON Holdings, Inc., for cash and stock. A similar offer of cash and stock for 100% of the company was included in the SPA for the NYC-based public relations firm.

In conjunction with the proposed IKON acquisition, the Company expects to pay $2,970,000 to acquire the 55% controlling interest in the form of $500,000 in cash, $985,000 in a note payable and the remainder of $1,485,000 in 1,650,000 shares of common stock.  The note and common stock have been issued and placed in escrow pending completion of due diligence and final agreements.  A nonrefundable deposit of $100,000 has been paid to IKON that will be deducted when the sale is closed.

In conjunction with the proposed Target America acquisition, the Company expects to pay $2,000,000 to acquire the 100% controlling interest in the form of $550,000 in cash, $1,200,000 in a note payable and the remainder of $250,000 in 277,778 shares of common stock.  The note and common stock have been issued and placed in escrow pending completion of due diligence and final agreements.  A nonrefundable deposit of $150,000 has been paid to Target America that will be deducted when the sale is closed.

The Company also had received and accepted a term sheet from Liberty Investment and Trust Fund LP with regard to providing corporate finance for the cash portion of cash and stock required to close the stock purchase agreement for the aforementioned three acquisitions.  However, the Company subsequently terminated this potential financing arrangement.

On October 26, 2006, the Company acquired 100% of the outstanding common stock of Streetfighter Marketing, Inc. (an Ohio Corporation) in exchange for 722,222 shares of our own restricted common stock.  The transaction will be recorded as a purchase and include operations of this company in consolidated financial statements from the date of acquisition.

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

NOTE D:  EQUITY TRANSACTIONS

During the first quarter of this year, we issued 1,100,000 shares of common stock to six shareholders for a total proceeds of $440,000 and paid $9,023 in offering costs.  Also, we received $39,750 in payment on stock subscriptions.  In addition we paid 54,000 shares of common stock for services valued at $26,117.  Shares issued for services were valued by the board of directors in relation to prices the company receives for direct sales of stock by the company.  The price of shares sold for cash were negotiated with the unrelated investors.

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

During the third quarter of this year, we issued 2,000,000 shares of common stock and a warrant to purchase another  1,000,000 shares of common stock to a shareholder for a total price of $500,000.  The warrant carries an exercise price of $0.41 per share and is available for up to five years.  The Company also has an option to repurchase some or all of these shares from this investor after twelve months at a price of $0.50 per share.

Also during the third quarter of this year, we issued 20,000 shares of common stock to a shareholder for a total price of $10,000, cancelled subscriptions for 975,000 shares of common stock, valued at $390,000 and received $37,000 in payments on previous stock subscriptions.  We issued 1,927,778 shares of common stock valued at $1,735,000 to pursue acquisitions.  These shares were held in escrow pending the completion of the purchase transactions so are not reported as outstanding at September 30, 2006.  In addition we paid 153,803 shares of common stock for services valued at $95,916.  Shares issued for services were valued based on the quoted market price of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.

NOTE E:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the nine months ended September 30, 2006:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total
Revenues and misc. income	$601,712	$-	$770,600	$4,617	$1,376,929
Income (Loss) from operations	$(134,626)	$(190,082)	$615,050	$(1,568,451)	$(1,280,442)
Earnings from equity investments	$184,007	$-	$-	$-	$184,007
Identifiable assets	$277,297	$-	$-	$31,507	$308,804
Depreciation	$58,791	$-	$-	$9,187	$67,978

We report the following information on our business segments as of and for the nine months ended September 30, 2005:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total

Revenues and misc. income	$596,475	$-	$-	$27,794	$624,269
Income (Loss) from operations	$10,929	$(306,808)	$(31,290)	$(1,511,367)	$(1,838,536)
Earnings from equity investments	$85,240	$-	$-	$-	$85,240
Identifiable assets	$250,500	$-	$-	$28,592	$279,092
Depreciation	$22,393	$-	$-	$4,657	$27,050

NOTE F: RELATED PARTY TRANSACTIONS

Repurchase of shares from William Strickler

In April 2006, we acquired 108,486 shares of our own common stock from Mr. William Strickler, our media services operations manager, for a total of $69,432.  In 2005, we acquired Mr. Strickler’s company, PrimeTime Broadband, Inc. for cash, stock and notes.  We bought the shares in order to provide Mr. Strickler with the necessary liquidity to pay the capital gain tax resulting from the sale of his business to us.  We were under no obligation to buy back the shares.  We did so solely to accommodate Mr. Strickler, a valued member of our management team.  We booked the transaction at cost and no gain or loss was recorded.  We retired the shares of common stock and canceled the stock certificate upon receipt, and accordingly, the shares were returned and cancelled, and are considered authorized but unissued shares.

Clawback

In April 2006, we discovered that one location of our media services operating division was unable to comply with certain terms and conditions under which we had originally purchased the subsidiary in 2005.  We negotiated a settlement with the seller totaling $72,842.  We accounted for this transaction as contingent consideration and reduced both our carrying cost of the equity investment and our current installment payment to the seller by the $72,842.

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

The effect of the estimate change on our financial statements for the three months ended September 30, 2006 was an increase to general and administrative expenses of $20,011 related to the 153,803 shares of common stock issued during the quarter for services.

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

Our principal executive offices are at 10400 Eaton Place, #203, Fairfax, VA 22030.  Our telephone number is 703/621-3875 and our fax number is 703/621-3870.  Our URL is www.AIMSWorldwide.com

Our Business

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

Subsidiaries

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following subsidiaries:

Streetfighter Marketing, Inc.

On October 26, 2006, we acquired 100% of the outstanding common stock of Streetfighter Marketing, Inc. (an Ohio Corporation) in exchange for 722,222 shares of our own common stock.  We will record this acquisition as a purchase and include operations of this company in our consolidated financial statements from the date of acquisition.  Streetfighter Marketing specializes in training businesses how to market, promote and increase sales on a shoestring budget.

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

AIMS™ continues to work its broadcast partners to upgrade its radio station KCAA-AM in Loma Linda, California.  Earlier this year the station was listed for sale but it is not listed at this time.  Upon a successful completion of the sale, AIMS™ anticipates elimination of most of its debt resulting from its acquisition of ATB on April 19, 2004.

Stock Purchase Agreements

In addition to the completed acquisitions, AIMS™ has issued four definitive purchase agreements to acquire one marketing consulting company, a public relations company, a public affairs company, and a digital marketing company.  There is no assurance any of the contemplated acquisitions will be consummated or if, when consummated, the operations will be successful.  As of September 30, 2006, the Company was anticipating closing at least two acquisitions, and possibly three, in the fourth quarter.  The Company had presented Stock Purchase Agreements to IKON Holdings, Inc., of Washington D.C., and Target America, Inc. of Fairfax, Va.  In addition, the Company had presented a Stock Purchase Agreement to a New York City-based public relations firm.  The Company anticipated purchasing 100% of Target America for cash and stock and 55% controlling interest in IKON Holdings, Inc., for cash and stock.  A similar offer of cash and stock for 100% of the company was included in the SPA for the NYC-based public relations firm.

The Company also had received a term sheet from Liberty Investment and Trust Fund LP with regard to providing corporate finance for the cash portion of cash and stock required to close the stock purchase agreement for the aforementioned three acquisitions, but subsequently determined not to pursue them for financing.

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

Description of Property

We moved our corporate offices on October 7, 2006 to a suite on the second floor in which we had been located – we are now at 10400 Eaton Place, Suite 203, Fairfax, Virginia 22030.  We have an additional office in Tampa, Florida at a cost of $303 per month under a month-to-month arrangement.  Prime Time Broadband, a subsidiary of AIMS™ Interactive, Inc., has operations (office and a small warehouse) on Taft-Vineland Road in Orlando, Fla.

Three and Nine Month Periods Ended September 30, 2006, and 2005

We had $614,737 in revenue for the three months ended September 30, 2006, compared with $211,062 in revenue for the same three month period of 2005.  The increase was primarily due to activities added by the acquisition of Prime Time Broadband (f/k/a Prime Time Cable) and activity on the part of AIMSolutions, our corporate consulting practice.  Cost of sales was $119,802 leaving a gross profit of $494,935 for the three month period of 2006 compared cost of sales of $93,601 and a gross profit of $117,461 for the same three month period of 2005.

Our general and administrative expenses were $888,277 for the three months ended September 30, 2006, and included $33,172 paid to related parties compared to general and administrative expense of $616,571 for the same period in 2005.  Our operating loss for the three months ended September 30, 2006, was $393,342 compared to $499,110 for the same period in 2005.  The reduction was primarily due to an increase in consulting revenue as a result of the first quarter AIMS™ investment in the continued development of our Accurate Integrated Marketing Solutions proprietary process, methods and practices and the work to expand the operations acquired in 2005.

We had $1,372,312 in revenue for the nine months ended September 30, 2006, compared with $624,269 in revenue for the same nine month period of 2005.  The increase was primarily due to activities added by the acquisition of Prime Time Broadband (f/k/a Prime Time Cable) and activity on the part of AIMSolutions, our corporate consulting practice.  Cost of sales was $318,589 leaving a gross profit of $1,053,723 for the nine month period of 2006 compared cost of sales of $278,909 and a gross profit of $345,360 for the same nine month period of 2005.

Our general and administrative expenses were $2,156,200 for the nine months ended September 30, 2006, and included $98,841 paid to related parties compared to general and administrative expense of $1,992,421 for the same period in 2005.  Our operating loss for the nine months ended September 30, 2006, was $1,102,477 compared to $1,647,061 for the same period in 2005.  The reduction was primarily due to an increase in consulting revenue as a result of the first quarter AIMS™ investment in the continued development of our Accurate Integrated Marketing Solutions proprietary process, methods and practices and the work to expand the operations acquired in 2005.

Liquidity and Capital Resources

At September 30, 2006, we had total current assets of $1,191,339 consisting of $146,112 cash, $1,022,891 in accounts receivable, $1,626 of supplies inventory and $20,710 in prepaid expenses.  Equipment, net of accumulated depreciation was $240,826 and other assets included $285,000 in loans and deposits on acquisition targets, $631,185 in equity investments (primarily investments in limited liability corporations held by Prime Time Broadband, Inc.), $606,548 in goodwill and $142,834 in net intangible assets which includes a non-compete employment agreement.

Our liabilities at September 30, 2006, totaled $4,336,624 and consisted of $367,221 in accounts payable, $6,391 in other accrued expenses, $161,762 in deferred income tax, $975,971 in notes payable to related parties, $739,934 in accrued interest payable to related parties, $1,212,492 in notes payable, $772,853 in accrued interest and $100,000 in current notes payable related to the acquisition of Prime Time Cable in February 2005.

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

Management of AIMS™ Worldwide, Inc., is currently seeking capital to purchase its first group of four profitable operating organizations which have been identified.  In accordance with the AIMS™ Five Year Plan, the target companies are currently financially healthy operating entities that, once acquired, will help fulfill AIMS' unique mission of organically growing a viable network of affiliated marketing and media subsidiaries.

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.  Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Controls.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II - Other Information

ITEM 1.  Legal Proceedings

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

At this point AIMS legal counsel has filed a response to the complaint in the form of a motion for summary judgment which is appropriate where the case can be decided on the basis of the complaint.  There has been no decision as of this date.

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

During the first quarter of this year, we issued 1,100,000 shares of common stock to six accredited shareholders for total proceeds of $440,000 and paid $9,023 in offering costs.  Also, we received $39,750 in payment on stock subscriptions.  In addition we paid 54,000 shares of common stock for services valued at $26,117.  Shares issued for services were valued by the board of directors in relation to prices the company receives for direct sales of stock by the company.  The price of shares sold for cash were negotiated with the unrelated investors.  The price of shares sold for cash were negotiated with the unrelated investors.  Proceeds were used or working capital.

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

During the third quarter of this year, we issued 2,000,000 shares of common stock and a warrant to purchase another 1,000,000 shares of common stock to a shareholder for a total price of $500,000.  The warrant carries an exercise price of $0.41 per share and is available for up to five years.  The Company also has an option to repurchase some or all of these shares from this investor after twelve months at a price of $0.50 per share.  Proceeds were used for working capital.

Also during the third quarter of this year, we issued 20,000 shares of common stock to a shareholder for a total price of $10,000, cancelled subscriptions for 975,000 shares of common stock, valued at $390,000 and received $37,000 in payments on previous stock subscriptions.  We issued 1,927,778 shares of common stock valued at $1,735,000 to pursue acquisitions.  These shares were held in escrow pending the completion of the purchase transactions so are not reported as outstanding at September 30, 2006.  In addition we paid 153,803 shares of common stock for services valued at $95,916.  Shares issued for services were valued based on the quoted market price of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.

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

AIMS™ WORLDWIDE, INC.

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr. / November 15, 2006

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / November 15, 2006

Chief Financial Officer