Form 10KSB
period 2006-12-31
AIMS WORLDWIDE INC
filed 2007-04-17
CIK 1094363

OMB APPROVAL
OMB Number:3235-0420
Expires: March 31, 2007
Estimated average burden
Hours per response1646
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-86711

AIMS™ WORLDWIDE, INC.

(Name of small business issuer in its charter)

Nevada	87-0567854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10400 Eaton Place, Suite 203, Fairfax, VA	22030
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

State issuer’s operating revenues for its most recent fiscal year:  $1,742,387

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value (market cap) of the issuer’s common stock held by non-affiliates at March 31, 2007 is deemed to be $17,554,156 (27,006,394 shares at 65 cents per share).

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At March 31, 2007 there were 41,432,748 shares of common stock of the registrant outstanding, par value $.001.

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

Our principal executive offices are at 10400 Eaton Place, Suite203, Fairfax, VA 22030.  Our telephone number is 703/621-3875 and our fax number is 703/621-3870.  Our URL is www.AIMSWorldwide.com

Our Business

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

AIMSolutions during the past four years has been a research and development consulting practice refining its accurate integrated marketing solutions processes to “go to market” and sell the marketing solution product to fee-paid clients.  AIMSolutions has undertaken a number of client beta-tests in the on-going development of its vertically integrated marketing solution process.  Beta-test clients have been in a number of applications industries including but not limited to public policy issues, political campaign marketing, consumer electronics, medical and health care, distribution services, consumer package goods, restaurant, food service, and hospitality, etc.  The scope of these industry development activities has established a platform of knowledge, processes, and intellectual properties, sufficient as a proof-of-concept to introduce AIMSolutions and “go to market” in 2007.  Based on the aforementioned, management believes that we have completed our research and development stage, and AIMSolutions will be entering its going-concern revenue-driven consulting practice.

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

The Company recently decided to sell its unconsolidated interests in the limited liability companies operated by Prime Time Broadband while retaining certain marketing rights and the core construction and operating business of Prime Time Broadband.  The Company intends to use the cash proceeds from the sale to further acquire marketing communications companies.  The Company’s management solicited and entertained offers for the majority interest from six suitable and qualified potential buyers.  Currently, the Company holds a Letter of Intent executed February 28, 2007, for the sale of certain assets held and operated by the unconsolidated limited liability companies of Prime Time Broadband and is now in negotiation stages to complete an asset purchase agreement.

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

Under the terms of the Agreement, we issued 1,926,891 shares of Common Stock for all of the issued and outstanding shares of the ATB Common Stock.  In addition, we will issue an additional 1,500,000 shares of our Common Stock to former ATB shareholders upon KCAA receiving FCC approval of a power upgrade to at least 10,000 watts daytime as long as FCC approval is received within 36 months of Closing Date.  The shares of our Common Stock will be issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.  The availability of Section 4(2) is contingent upon the satisfaction of certain criteria thereunder.

ATB currently owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernadino, California and owns rights to receive income participation from one or more radio stations if and when acquired.  Currently, KCAA, a daytime station only, has received construction approval from the FCC to become a 24-hour broadcasting station.  Station management is considering, once the station becomes a 24-hour broadcasting entity, to apply for a 10,000 watt broadcasting license.

ATB holds a minority interest in Group One Broadcasting, Inc. that was organized to, among other matters, meet the needs and demands for quality radio programming.  Group One Broadcasting, Inc. is the operator of the Talk One Radio Network in Scottsdale, Arizona.

In conjunction with the acquisition of ATB Media, AIMS™ issued 1,206,221 shares for the extinguishments of $1,326,842 of outstanding debt and accrued interest.  The number of shares to be issued and the amount of debt to be extinguished were determined as part of the negotiation of the acquisition of ATB.  Per agreement, the debt was to be extinguished by issuing stock valued at 110% of the current market price, or $1.10 per share based on the market price of $1.00 per share on June 25, 2004.  We determined fair value of the common stock to be $0.67 per share by comparison to cash prices paid for shares.  The difference of $0.43 per share between the agreed price and fair value resulted in a gain from the extinguishments of debt of $518,675 that was recorded as a capital transaction because the transaction was between related parties.  The total of the fair value of the stock issued and the gain on the extinguishments of debt, a total of $1,326,842 was added to paid-in capital.

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

AIMS™ is currently in negotiation with Broadcast Management Systems in Houston, the majority interest and operating owner of KCAA-AM Radio Station in Loma Linda, Calif., to list the station for sale upon obtaining a 24-hour broadcast license and filing an FCC 10,000 watt application and to sell the station no later than December 31, 2007.

Streetfighter Marketing, Inc.

On October 24, 2006, the Company entered an agreement with the shareholders of Streetfighter Marketing, Inc. whereby the Company acquired 100% of the issued and outstanding stock of Streetfighter in exchange for 722,222 shares of the Company’s restricted common stock in a transaction valued at $650,000.  The agreement requires the Company to enter into employment agreements with two Streetfighter employees.

Streetfigher Marketing, Inc., headquartered in Columbus, Ohio, specializes in training businesses how to market, promote and increase sales on a shoestring budget.  The Streetfighter client list includes AT&T, American Express, Walt Disney, Pizza Hut, Honda, Sony, Goodyear, Marvel Comics, The City of Dallas, the State of Arkansas, and the Country of India.

Bill Main and Associates

On January 18, 2007, the Company went into escrow for the purchase of Barbara Overhoff, Inc., d/b/a Bill Main and Associates, in Chico, Calif.  Total AIMS Worldwide, Inc., capital in escrow is 850,000 shares (743,000 shares at time of initial purchase and balance distributed at a later date) of restricted common stock and $175,000 in cash.  Bill Main and Associates is a leading strategy, planning, and consulting firm in the restaurant, food service, and hospitality industry.  A published author and noted speaker, Chairman Tucker Wm. Main is a recognized authority in restaurant marketing, operations, and management.  He is a former President of the California Restaurant Association.  Their client roster includes Johnny Rockets, Hooters, Popeyes, Shakeys, Taco Johns, Famous Dave’s, and Buffalo Wild Wings.  Among distributor clients are SYSCO Food Services, Abbott Foods, Nabisco, and US Foodservice.

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

Employees

AIMS Worldwide, Inc., corporate headquarters has five employees, and, including our wholly-owned and operating subsidiary AIMS Interactive, Inc., has a total of approximately fifteen employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.  As of March 31, 2007, we continued to have no formal employment agreements in place.

Item 2.  Description of Property

Our executive offices are located at 10400 Eaton Place, Suite 203, Fairfax, Virginia 22030.  We have an additional office in Tampa, Florida at a cost of $303 per month under a month-to-month arrangement.  Prime Time Broadband, a subsidiary of AIMS™ Interactive, Inc., has operations (office and a small warehouse) on Taft-Vineland Road in Orlando, Fla.

Item 3.  Legal Proceedings

Jose R. Trujillo v. AIMS Worldwide, Inc., American Institute for Full Employment, Michael Foudy, The Committee for Good Common Sense, et al., in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, case No. 502005CA005603XXXXMB, affidavit filed December 9, 2005.

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals across the country, including AIMS™, alleging breach of contract.  He seeks total damages of about $36,000.  Regarding AIMS™, we expect this case to be dismissed in the immediate future.  Florida does not have jurisdiction over AIMS™ regarding this matter, and a motion to dismiss for lack of jurisdiction has been filed.  Moreover, AIMS™ never had any contractual relationship (written, oral, or implied) with Trujillo and his complaint fails to allege facts showing any such contract with AIMS™.  Therefore, management believes that his complaint can be dismissed in regard to AIMS™ for failure to state a claim.  However, to date the court has not responded to AIMS’ request for dismissal.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMWW.  At March 31, 2007, there were 263 shareholders of record holding 41,432,748 shares of common stock with 41,086,435 distributed.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.  The following table shows the highs and lows of the closing bid and ask on the Company’s stock for the previous two years.

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low
Jan 2 thru March 31.85		.52	1.00	.69
April 1 thru June 28.65		.30	1.00	.51
July 1 thru September 30	1.25	.30	2.00	.65
October 1 thru December 31.74		.30	.88	.59

	CLOSING BID		CLOSING ASK
2006	High	Low	High	Low
Jan. 2 thru March 31.67		.22	.74	.56
April 1 thru June 30.70		.25	.71	.40
July 1 thru Sept. 30.85		.20	1.01	.45
Oct. 1 thru Dec. 31.45		.11	.65	.15

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

Recent Sales of Unregistered Securities

During the first quarter of 2006, we issued 1,100,000 shares of common stock to six shareholders for a total proceeds of $440,000 and paid $9,023 in offering costs.  Also, we received $39,750 in payment on stock subscriptions.  In addition we paid 54,000 shares of common stock for services valued at $26,117.  The fair value of shares issued for services was determined by the Board of Directors based on recent cash transactions.  The price of shares sold for cash were negotiated with the unrelated investors.

During the second quarter of 2006, we issued 710,714 shares of common stock to five shareholders for a total price of $275,000, paid $10,555 in offering costs and obtained subscriptions for an additional 1,125,000 shares of common stock for a total price of $450,000.  Also, we received $24,000 in payments on previous stock subscriptions.  In addition we paid 88,000 shares of common stock for services valued at $60,639.  The fair value of shares issued for services was determined based on the quoted market price of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.

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

During the third quarter of 2006, we issued a warrant to purchase 1,000,000 shares of common stock to a shareholder for services provided.  The warrant carries an exercise price of $0.41 per share and is available for up to five years.  The value of the warrant was determined to be $588,499 at the date of issue using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	4.50%
Dividend yield	0.00%
Volatility factor	258.0%
Weighted average expected life	3 years

Also during the third quarter of this year, we issued 2,020,000 shares of common stock to shareholders for a total price of $510,000, cancelled subscriptions for 975,000 shares of common stock, valued at $390,000 and received $17,000 in payments on previous stock subscriptions.  We issued 1,927,778 shares of common stock valued at $1,735,000 to pursue acquisitions.  These shares were held in escrow pending the completion of the purchase transactions at December 31, 2006.  In addition we paid 153,803 shares of common stock for services valued at $95,916.  The fair value of shares issued for services was determined based on the quoted market price of the stock.  The price of shares sold for cash were negotiated with the unrelated investors.

During the fourth quarter of 2006, we sold 464,286 shares of our newly issued common stock for total proceeds of $150,000, cancelled subscriptions for 75,000 shares of common stock valued at $30,000 and provided a reserve for an additional stock subscription in the amount of $243,000. We issued 722,222 shares of our common stock, valued at $361,111 in conjunction with the acquisition of Streetfighter Marketing.  We issued 410,000 shares of our common stock valued at $61,500 as bonuses to employees and related parties.  We issued 569,000 shares of our common stock valued at $181,159 as compensation for services.  The shares issued for services and bonuses were recorded at fair value based on the market price on the date of the grant.  We reacquired 108,486 shares of common stock from an employee and shareholder for a negotiated cash price of $69,432.  At December 31, 2006, stock subscriptions totaling $50,000 remained receivable and were collected in 2007.

During the three months ended December 31, 2005, we issued 50,000 shares of restricted common stock valued at $26,465 as compensation for services.  We issued 16,000 shares of restricted common stock valued at $6,325 as a bonus to a staff member.

During the three months ended September 30, 2005, we issued 250,000 shares of our common stock valued at $142,375 as additional interest to holders of notes payable.  We issued 32,500 shares of our common stock valued at $16,432 as compensation for services rendered and we issued 1,100,000 shares of our common stock for $412,500 cash.

During the three months ended June 30, 2005, we issued 511,539 shares of previously authorized but unissued common stock for services and employee bonuses valued at $287,837.  We sold 1,250,000 shares of our newly issued common stock for total proceeds of $437,500.  We issued 1,021,870 shares of our common stock, valued at $515,696 in conjunction with the acquisitions of Prime Time Broadband and Harrell Woodcock Linkletter.

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

Results of Operations for the Years Ended December 31, 2006 and 2005

We generated $1,742,387 in revenue, all from AIMSolutions continuing operations, from Prime Time Broadband, and from Streetfighter Marketing in 2006 compared to $1,161,440 in 2005, a gain of more than 50% in 2006 over 2005.  None of the revenue generated in 2006 or 2005 were from related party transactions.

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

General and administrative operating expenses for the year ended December 31, 2006 were $4,457,634 compared to $2,378,085 in 2005, an increase of more than 87% year-over-year.  The primary reasons for the increase are the cost of a warrant granted for services rendered by a shareholder and allowances for uncollectible receivables (see four paragraphs below for explanations).

Interest expenses in 2006 continued to accumulate because of the ATB Media acquisition in 2004.  Interest expense booked in 2006 for this transaction is $127,449 to non related party debt holders and $107,360 to related party debt holders. The company has initiated negotiations for the sale of ATB Media and its associated holding in radio station KCAA-AM in Loma Linda, CA.  Upon a successful completion of the sale, AIMS™ anticipates the elimination of most of its debt resulting from its acquisition of ATB in April 19, 2004.

For the year ending December 31, 2006, we had an operating loss of $3,166,580 compared to $1,646,713 in 2005, an increase of $1,519,867 or 92% (see four paragraphs below for explanations).

AIMSolutions’ contributions to client beta-test research and development projects including but not limited to consumer electronics and medical and health care, are estimated to be valued at $1.4 million.  In addition, AIMSolutions recognized more than $857,000 in revenue from beta-test clients in the application fields of public policy issues, distribution services, consumer package goods, restaurant, food service, and hospitality.

Management took a $613,858 allowance for an uncollectible receivable for one public policy client organization even though the client and its predecessor organizations have a history of payments, albeit extended.  In the previous two years, the beta-test client and its predecessor organizations paid more than 85% of balances due to the Company, albeit again extended.  In fact, one invoice was paid 13 months after billing, which management understood because of the R&D nature of the client relationship although a 13-month receivable does not conform to standard payment terms and other accounting practices.

With this adjusted allowance and additional non-recurring expenses included in our income statement, the Company booked $1,500,140 of allowance expense and non-recurring expenses, inflating the bottom line income number to the reported ($3,202,663).

With neither the non-recurring expenses nor the $52,500 in expenses (due to stock grants and awards to employees), the Company’s EBITDA would be ($1,702,523), an improvement of $1,500,140 over the reported annual net income.

In addition, the Company’s EBITDA, without the non-recurring expenses and without the stock grants and awards expense, would have an improvement of $224,204 over 2005.

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

We incurred net operating losses of $3,202,663 in 2006.  We do not expect to have consistent profitable operations until 2008 and we cannot assure that we will ever achieve or attain profitability.  If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter 2006.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Gerald Garcia Jr.	63	CEO and President	2002
B. Joseph Vincent	63	Vice Chairman and Secretary	2002
Michael L. Foudy	55	Chairman	2002
Patrick J. Summers	51	Chief Financial Officer	2003

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

Patrick J. Summers, Chief Financial Officer.  Mr. Summers has been the Controller and Chief Financial Officer of AIMS™ since 2002.  Since 1994, Mr. Summers has been an independent consultant, focusing his practice on strategic planning and financial management.  From 1998 to 2000 he was also the Controller and Chief Financial Officer of News USA, Inc., a privately owned public relations and publicity firm.  Mr. Summers holds a Master of Science degree in Management from Louisiana State University; his undergraduate degree is in International Relations with an emphasis on systems theory.

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

Item 10.  Executive Compensation.

Executive compensation for the previous three years is as follows:

SUMMARY COMPENSATION TABLE

Summary Compensation Table for 2006 and 2005
							Change in
							Pension
						Non-Equity	Value and
				Stock	Option	Incentive	Nonqualified
Name and						Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerald Garcia	2006	193,179	-	7,500	-	-	-	-	200,679
Principal Executive	2005	180,000	-	-	-	-	-	-	180,000
Officer

Michael Foudy	2006	172,500	-	7,500	-	-	-	-	180,000
Director	2005	45,000	-	-	-	-	-	133,500	178,500

Patrick Summers	2006	83,914	-	7,500	-	-	-	-	91,414
Principal Financial	2005	95,490	-	-	-	-	-	-	95,490
Officer

Joseph Vincent	2006	189,842	-	7,500	-	-	-	-	197,342
Director	2005	45,000	-	-	-	-	-	132,500	177,500

(e)Each individual was awarded 50,000 shares of common stock, with a fair value of $0.15 per share.
(I)Consulting fees paid in 2005 prior to becoming employees.

Equity
Incentive
	Outstanding Equity Awards At December 31, 2006								Plan
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity			Number	Market	Plan	or Payout
			Incentive			of	Value of	Awards:	Value of
			Plan			Shares	Shares	Number of	Unearned
			Awards:			or Units	or Units	Unearned	Shares,
	Number of	Number of	Number of			of Stock	of Stock	Shares,	Units
	Securities	Securities	Securities			That	That	Units or	or Other
	Underlying	Underlying	Underlying			Have	Have	Other	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Not	Not	Rights That	That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Vested	Have Not	Have Not
	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)	Vested (#)	Vested ($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerald Garcia	200,000	-	-	$ -	12/11/2008	-	-	-	-
Principal	200,000	-	-	$ -	12/11/2009
Executive	200,000	-	-	$ -	12/11/2010
Officer	200,000	-	-	$ -	12/11/2011
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011

Michael Foudy	200,000	-	-	$ -	12/11/2008	-	-	-	-
Director	200,000	-	-	$ -	12/11/2009
	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2011
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011

Patrick Summers	200,000	-	-	$ -	12/11/2008	-	-	-	-
Principal	200,000	-	-	$ -	12/11/2009
Financial	200,000	-	-	$ -	12/11/2010
Officer	200,000	-	-	$ -	12/11/2011
	24,000	-	-	$ 0.50	11/16/2009

Joseph Vincent	200,000	-	-	$ -	12/11/2008	-	-	-	-
Director	200,000	-	-	$ -	12/11/2009
	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2011
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011

(e) Option exercise price for each 200,000 share grant is 125% of the average market price for the five days preceding the exercise of the options.

(e) Option exercise price for each 500,000 share grant is 110% of the average market price for the five days preceding the exercise of the options.

Director Compensation For 2006
Change in
Pension Value
and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)

Gerald Garcia	-	-	-	-	-	-	-

Joe Vincent	-	-	-	-	-	-	-

Mike Foudy	-	-	-	-	-	-	-

No compensation is provided other than reported on Executive compensation table.

We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 27, 2007, the name and shareholdings of each person who is an officer or is known to us that either directly or beneficially (includes options and warrants) holds more than 5% of our 41,432,748 outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Gerald Garcia Jr., (1)(3)

10400 Eaton Place, #203

Fairfax, VA 22030

B. Joseph Vincent (1)(3)

10400 Eaton Place, #203

Fairfax, VA 22030

Michael Foudy (1)(2)(3)

10400 Eaton Place, #203

Fairfax, VA 22030

Max Miller (6)

9746 South Park Circle

Fairfax Station, VA 22039

Patrick Summers (1)(4)

10400 Eaton Place, #203

Fairfax, VA 22030

Charles H. Brunie (5)

21 Elm Rock Road

Bronxville, NY  10708

	Common Common Common Common Common Common	4,058,567 4,700,000 6,362,117 2,299,113 965,500 5,142,857	9.4% 10.9% 14.7% 5.5% 2.3% 12.1%

Officers and Directors as a group: 4 people	Common	16,086,184	33.7%

(1)

Officer and/or Director

(2)

Mr. Foudy’s shares are held by Gramercy Investments, LLC.  Mr. Foudy is owner of Gramercy Investments, LLC. 102,049 shares are held in the name of Erin Maried Foudy Trust, Michael L. Foudy, Trustee

(3)

Includes 1,800,000 options available within 60 days

(4)

Includes 824,000 options available within 60 days

(5)

Includes 1,000,000 options available within 60 days.

(6)

1,750,000 of Mr. Miller’s shares are held by Media Partners, LLC, of which he is the managing member; he holds 540,910 shares directly.

Item 12.  Certain Relationships and Related Transactions

In 2006 and 2005, respectively, we paid consulting fees totaling $-0- and $266,000 to Directors, acting in the capacity of consultants.

Although in 2006 and 2005 we accrued no additional legal fees to a related party shareholder acting in the capacity of an attorney, we continue to be indebted to the shareholder in the amount of $47,500 as of December 31, 2006 for services rendered prior to 2005.

In 2006, we expensed consulting fees which we paid or plan to pay in cash totaling $276,000 to five individual shareholders, none of whom were officers or directors.  In 2006, we expensed consulting fees totaling $101,554 which we paid or plan to pay in cash to three organizations which held equity interest in AIM S Worldwide, Inc., for professional services.  We were indebted to some of these parties as of December 31, 2006, for a portion of these services.

Anthony P. Mikes	$11,000
David A. Woodcock	30,000
Denison E. Smith	140,000
Thomas W. Cady	60,000
William Strickler	35,000
276,000

Arthur H. Stevens/Stevens Gould	36,000
KassUehling	22,243
Sterling, Gregory, & Plotkin	43,311
101,554

$377,554

As of December 31, 2006, ATB Media, Inc., was indebted to related parties in amounts as follows:

Accounts Payable	$12,264
Long Term Debt-Principal	$975,971
Long Term Debt-Interest	$755,166

As of December 31, 2006, AIM Worldwide Corporate was in debt to three related parties in the form of Accounts Payable in the amount of $101,777:

GMMJ Partners	$29,277
Max Miller, PC	47,500
Media Partners	25,000
$101,777

As of December 31, 2005, AIMS Worldwide Corporate was in debt to three related parties (the same parties as those noted for 12/31/06) in the form of Accounts Payable in the amount of $90,183.

In 2004, we acquired a company under common control, ATB Media, Inc. (“ATB”).  ATB was formed in 1997 in Delaware to participate in the acquisition and operation of radio and television stations.  Prior to the acquisition, ATB had advanced $1,010,573 to entities acquiring certain of these radio stations.  In addition, ATB had acquired a $201,659 interest in Group One Broadcasting, Inc. Because of uncertainty in recovering these investments, management has written them off.

Unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2005, and December 31, 2006, follow:

	December 31, 2005
	Balance	Balance
	Principal	Interest
Denison Smith, 12% interest	$248,710	$173,324
Gerald Garcia, Jr., 10% interest	30,000	30,000
Max Miller, 15% interest on fee only	125,000	61,522
Media Partners, 6.5%	164,517	50,601
Michael Foudy, -0-% interest	125,000	-
Michael Foudy, 15% interest, excl. fee	282,744	342,135
Total	$975,971	$657,582

	December 31, 2006
	Balance	Balance
	Principal	Interest
Denison E. Smith, 12% interest	$248,710	$200,424
Gerald Garcia, 10% interest	30,000	33,000
Max E. Miller, 15% interest	125,000	80,272
Media Partners, 6.5% interest	164,517	67,052
Michael Foudy, -0-% interest	125,000	-
Michael Foudy, 15% interest	282,744	384,193
	$975,971	$764,941

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

GMMJ General Partners has agreed to waive payment of said compensation until such time as the Company has suitable revenues, income and cash flow and received no payments from the Company in 2002, 2003, 2004, 2005, or 2006.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of AIMS’ annual financial statement and review of financial statements included in AIMS’ 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $45,929 for fiscal year ended 2005 and $72,603 for fiscal year ended 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of AIMS’ financial statements that are not reported above were $-0- for fiscal year ended 2005 (included review of the Prime Time and HWL&V acquisition agreements [estimated]), and $-0- for fiscal year ended 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2005 and 2006.

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

AIMS™ Worldwide, Inc.

/s/ Gerald Garcia Jr.

 Gerald Garcia Jr., Chief Executive Officer

April 17, 2007

/s/ Patrick J. Summers

Patrick J. Summers, Chief Financial Officer

April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Foudy

Michael Foudy, Chairman

April 17, 2007

/s/ B. Joseph Vincent

B. Joseph Vincent, Vice Chairman

April 17, 2007

/s/ Gerald Garcia, Jr.

Gerald Garcia, Jr., Director

April 17, 2007

AIMS WORLDWIDE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AIMS Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of AIMS Worldwide, Inc. as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AIMS Worldwide, Inc. as of December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2006, AIMS Worldwide, Inc. adopted Statement of Financial Accounting Standards No. 123R, Share-based Payment.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not fully realized the potential of its business plan and, accordingly, has experienced limited revenues related to the sale of its products and services.    Additionally, the Company continues to experience net operating losses, relies upon outside sources of working capital to meet current obligations and is plans to sell assets to execute its business plan.  The Company’s existence is dependent upon the successful execution of its business plan and the ability to raise working capital from outside sources.  These circumstances create substantial doubt about the Company's ability to continue as a going concern and Management's plans in regard to these matters are also described in Note 1.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP

Englewood, Colorado

April 17, 2007

AIMS Worldwide, Inc.

Consolidated Balance Sheet

December 31, 2006

Assets
Current assets
Cash	$16,942
Accounts receivable, net of allowances	252,246
Inventory	6,658
Prepaid expense	30,287
Total current assets	306,133
Property and equipment
At cost, net of accumulated depreciation of $77,240	245,430
Other assets
Deposit on acquisition target	260,000
Equity investments held for sale	661,283
Prepaid offering costs	158,000
Goodwill	606,548
Intangible assets, net of amortization of $110,379	588,864
Total assets	$2,826,258

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$301,235
Accounts payable - related parties	114,241
Accrued expense	6,471
Deferred revenue	20,625
Notes payable	1,489,905
Notes payable - related parties	975,971
Accrued interest payable	805,995
Accrued interest payable - related parties	764,941
Total current liabilities	4,479,384

Deferred income tax	161,762
Total liabilities	4,641,146

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 40,044,248 shares issued and 36,025,962 outstanding	40,044
Additional paid-in capital	9,011,069
Stock subscription receivable	(50,000)
Stock held in escrow	(1,735,000)
Deficit retained	(9,081,001)
Total stockholders' deficit	(1,814,888)

Total liabilities and stockholders' deficit	$2,826,258

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statements of Operations

	Year ended	Year ended
	Dec. 31, 2006	Dec. 31, 2005

Revenue	$1,742,387	$1,161,440

Operating expenses
Cost of sales	451,333	430,068
General and administrative expenses	3,395,819	1,999,080
General and administrative expenses - related parties	151,595	368,775
Bad debt expense	910,220	10,230
Total operating expenses	4,908,967	2,808,153

Operating loss	(3,166,580)	(1,646,713)

Interest expense, net	(134,363)	(277,505)
Interest expense, net - related parties	(107,360)	(110,104)
Loss on disposition of fixed assets	(14,494)	-

Loss before discontinued operations and
provision for income taxes	(3,422,797)	(2,034,322)

Earnings from equity investments held for sale
net of income taxes	220,134	107,594

Loss before provision for income taxes	(3,202,663)	(1,926,728)
Income taxes	-	-

Net Loss	$(3,202,663)	$(1,926,728)

Basic and diluted loss per share	$(0.09)	$(0.07)
Weighted average number of shares outstanding	36,423,011	28,478,113

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

					Stock
	Common Stock		Addl.	Stock	Held
		Par	Paid-in	Subscr.	In	Deficit
	Shares	Value	Capital	Rec'vble	Escrow	Retained	Total

Balance, January 1, 2005	22,077,452	$22,077	$ -	$ -	$ -	$(3,942,688)	$(3,920,611)

Common stock issued for
cash, less offering costs
of $13,326	4,803,571	4,804	1,756,870	(403,750)	-	-	1,357,924

Common stock issued
for services	690,038	690	381,444	-	-	-	382,134

Common stock issued
for debt	165,000	165	82,335	-	-	-	82,500

Common stock issued as
additional interest	250,000	250	142,125	-	-	-	142,375

Common stock issued for
accrued expenses	1,800,000	1,800	1,121,580	-	-	-	1,123,380

Reduction in accts. payable	-	-	50,575	-	-	-	50,575

Common stock issued
for acquisitions	2,071,870	2,072	1,143,625	-	-	(8,922)	1,136,775

Net Loss for year	-	-	-	-	-	(1,926,728)	(1,926,728)

Balance, December 31, 2005	31,857,931	31,858	4,678,554	(403,750)	-	(5,878,338)	(1,571,676)

Common stock issued for
cash, less offering costs
of $19,809	4,370,000	4,370	1,380,822	30,000	-	-	1,415,192

Common stock issued
for services	1,274,803	1,275	424,056	-	-	-	425,331

Warrant issued for common
stock in anticipation
of stock offering	-	-	158,000	-	-	-	158,000

Warrant issued for common
stock as compensation	-	-	588,499	-	-	-	588,499

Payment on subscribed
shares	-	-	-	80,750	-	-	80,750

Reserve for subscribed shares	-	-	(243,000)	243,000	-	-	-

Return of shares to
authorized	(108,486)	(109)	(69,323)	-	-	-	(69,432)

Common stock issued
for acquisitions	2,650,000	2,650	2,093,461	-	(1,735,000)	-	361,111

Net Loss for year	-	-	-	-		(3,202,663)	(3,202,663)

Balance, December 31, 2006	40,044,248	$40,044	$9,011,069	$(50,000)	$(1,735,000)	$(9,081,001)	$(1,814,888)

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year ended	Year ended
	Dec. 31, 2006	Dec. 31, 2005
Cash flows from operating activities
Net loss	$(3,202,663)	$(1,926,728)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	106,106	79,132
Income from equity investments	(220,134)	(107,594)
Stock options issued	588,499	-
Stock issued to employees and others for services	425,331	524,509

Changes in current assets and liabilities
Accounts receivable and other current assets	549,271	(774,952)
Accounts payable and other current liabilities	144,063	396,198
Net cash used in operating activities	(1,609,527)	(1,809,435)

Cash flows from investing activities
Purchase of equipment	-	(21,941)
Deposit on acquisition	(235,000)	(50,000)
Distributions from equity investments	282,064	107,500
Investment in subsidiaries and equity investments	(110,000)	(185,000)
Net cash used in investing activities	(62,936)	(149,441)

Cash flows from financing activities
Proceeds from sale of common stock	1,435,000	1,371,250
Offering costs for sale of common stock	(19,809)	(13,326)
Proceeds from stock subscriptions	80,750	-
Repurchase of common stock	(69,432)	-
Proceeds from notes payable	10,000	10,000
Repayments of notes payable	(29,670)	(50,000)
Net cash provided by financing activities	1,406,839	1,317,924

Net change in cash	(265,624)	(640,952)

Cash, beginning of year	282,566	923,518
Cash, end of year	$16,942	$282,566

Cash paid during the year for:
Interest	$11,695	$-
Income Taxes	$-	$-

Non-cash investing and financing activities
Stock in escrow for acquisition IKON and Target America	1,735,000	-
Stock issued for acquisition Streetfighter Marketing, Inc	361,111	-
Warrant issued for services	158,000	-
Stock issued to acquire Prime Time	-	971,500
Stock issued to acquire HWL	-	174,200
Stock issued to settle debt	-	82,500
Stock issued to settle debt - related parties	-	1,173,955

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

We commenced operations in 2002.  In 2005 we acquired certain assets of a company to acquire, design, construct and manage private cable and Internet systems.  The acquired subsidiary company provides cable and Internet services to more than 3,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Florida.  Also in 2005, we acquired a company in the marketing development service industry.  In 2006 we acquired a strategy and planning organization in Gahanna, Ohio.  We are headquartered in Fairfax, Virginia.

Basis of Presentation

The consolidated financial statements include the accounts of AIMS Worldwide, Inc. and its subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.  When we refer to “we,” “our,” or “us” in this document, we mean AIMS Worldwide, Inc. and its subsidiaries.

We have incurred significant operating losses since our inception and we have a net working capital deficiency at December 31, 2006.  However, we have raised sufficient capital to fund our on-going obligations.  We are currently seeking equity capital in order to proceed with our business plan.  While we have been successful in the past in raising equity capital, the unique nature of our business concept has limited our ability to acquire additional equity capital.  We believe that we are not a viable candidate for commercial bank debt financing due to our lack of operating history and our lack of tangible assets.  There is no assurance that we will meet the objectives of our business plan or that we will be successful in obtaining additional financing.  Because there is no guarantee that we will succeed in accomplishing our objectives, substantial doubt exists about our ability to continue as a going concern.  These financial statements do not contain any adjustments that may be required should we be unable to continue as an on-going concern.

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

Cash and cash equivalents

For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.  We had $-0- in cash equivalents as of December 31, 2006.

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

Accounts Receivable

A reserve for losses has been established in an amount of $920,450 at December 31, 2006.  We review receivable accounts quarterly and adjust reserves as appropriate.

Accounts receivable consists of amounts due from customers located in the United States.  The Company considers accounts more than 90 days old to be past due although special exceptions are made for certain clients at the discretion of only top management.  The Company uses the allowance method for recognizing bad debts.  When an account is deemed uncollectible, it is written off against allowance.  The Company generally does not require collateral for its accounts receivable.  As of December 31, 2006, management believes the allowance for uncollectible accounts is fairly stated.  The recorded investment in trade receivable past due 90 days or more as of December 31, 2006, is $12,203.

Inventory

Inventory, which consists of supplies, parts and equipment on hand to maintain equipment and provide continuous service to customers in the cable business in Florida as well as books, presentation, promotion, and other materials to sell at Street Fighter presentations, is stated at the lower of cost or market, with costs determined using the average-cost method.  The Company conducts a physical inventory annually and routinely reviews the inventory for any impairment either because of technical obsolescence or because the inventory exceeds by a material amount the forecasts for company requirements.  The Company records a provision for obsolete or excess inventory whenever impairment has been identified.

Prepaid Expenses

Prepaid expenses consist primarily of pre-payments of insurance, rent, maintenance and trade deposits which will be reflected as an expense during the periods benefited.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years.  The recoverability of property and equipment is evaluated whenever indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  No impairment charges have been recorded for the years ended December 31, 2006 and 2005.

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

The accompanying financial statements include investments in the following limited liability companies.  The Company provides video and Internet services to the LLCs and has constructed various head-end facilities for the LLCs.  See footnote 2.

Intangible assets

We have acquired intangible assets in conjunction with acquisitions.  These assets have been originally stated at cost, subsequently reduced by amortization and impairment, if required.  We have letters of intent related to the HWL acquisition that are being amortized over their four year expected life. In addition, we have a non-compete agreement related to the Prime Time acquisition that is being amortized over its five year term.  In 2006, we acquired the Street Fighter brand, trademark, copyrights, published materials, and intellectual property as part of the Streetfighter acquisition that are being amortized over their expected ten year economic life.

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

Revenue for service fees is recognized at the time the service is performed.  Revenue for product sales is recognized at the time the product is delivered.  Advertising revenue is earned as the advertisements are aired or published.  Revenue from speaking engagements is recognized when the speech is delivered.

Concentrations

The Company received AIMSolutions consulting revenue from one customer during the year ended December 31, 2006, representing approximately 70% ($601,909 of the $857,056 total) and represents less than 40% of the AIMS Worldwide, Inc., total revenue of $1,742,387 in 2006.

At December 31, 2006, amounts due for consulting services from three customers represented 86% ($652,067 of $760,129) of the company’s accounts receivable.

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

Share-based Payment Arrangements

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-based payment, which requires that compensation related to all stock-based awards, including stock options and restricted common stock, be recognized in the financial statements based on their estimated grant-date fair value. The Company previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. The Company is using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in our prior pro forma disclosures. The Company has estimated expected forfeitures, as required by SFAS No. 123R, and is recognizing compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS No. 123R was immaterial.

Advertising Expenses

All advertising expenditures will be expensed as incurred.  Advertising expenses for 2006 and 2005 were $0 and $0, respectively.

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

At December 31, 2006, there was no variance between basic and diluted loss per share as the exercise of outstanding warrants to purchase common stock would be potentially anti-dilutive.

New Accounting Standards

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS 151 had no impact on the Company's financial statements.

SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 had no impact on the Company’s financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets”—an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 had no impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no impact on the Company’s financial statements.

In June 2005, the EITF reached a consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF Issue 04-10 confirmed that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, Disclosure about Segments of an Enterprise and Related Information. The consensus in this issue should be applied for fiscal years ending after September 30, 2005, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of EITF Issue 04-10 did not have a material impact on our disclosures.

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue 04-13 requires that purchases and sales of inventory with the same counterparty in the same line of business should be accounted for as a single non-monetary exchange, if entered into in contemplation of one another. The consensus is effective for inventory arrangements entered into, modified or renewed in interim or annual reporting periods beginning after March 15, 2006. The adoption of EITF Issue 04-13 did not have a material impact on our financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. SFAS No. 155 has no current applicability to the Company’s financial statements.  Management plans to adopt SFAS No. 155 on January 1, 2007 and it is anticipated that the initial adoption of this statement will not have a material impact on the our financial statements.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements.  Management plans to adopt FIN 48 on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value.  The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

Note 2:  Acquisition of Subsidiaries, Investments and Disposition

As of December 2006, the Company was anticipating closing on two, possibly three, acquisitions in 2007.  The Company had presented two stock purchase agreements to two companies and placed $260,000 in deposits that will be applied to purchase if the transactions are completed; none of the transactions are imminent.  The purchases are contingent on the sale of assets of the equity investments and securing adequate corporate financing.

On October 26, 2006, the Company acquired 100% of the outstanding common stock of Streetfighter Marketing, Inc., (an Ohio Corporation) in exchange for 722,222 shares of our own restricted common stock.  The transaction is recorded as a purchase and the acquired operations  are included in the consolidated financial statements from the date of acquisition.  The Company determined the fair value of this acquisition to be $361,111 using the market price of the shares issued at the time of the transaction of $0.50 per share.  For our consolidated financial statements, we determined the fair value of tangible and intangible assets acquired and liabilities assumed and allocated the fair value of the common shares issued in payment accordingly.  Tangible and intangible asset values will be depreciated or amortized over the estimated economic lives of the assets which is estimated to be five years for tangible and ten years for intangible assets.  The acquisition is included in our consolidated financial statements at the following initial values:

Current assets	$54,595
Property and equipment	43,737
Streetfighter brand	300,000
Published materials and trademarks	175,044
Total assets acquired	573,376
Current liabilities	(212,265)
Total liabilities assumed	(212,265)
Net assets acquired	$361,111

Pro forma results of operations had Streetfighter been included in operations for the years ended December 31, 2006 and 2005 are as follows:

	AIMS Worldwide As Reported	Streetfighter January 1 to October 25, 2006	Pro Forma
Statement of operations – 2006
Revenue	1,742,387	212,004	1,954,391
Operating loss	(3,166,580)	18,105	(3,148,475)
Net loss	(3,202,663)	9,549	(3,193,114)

	AIMS Worldwide As Reported	Streetfighter 2005	Pro Forma
Statement of operations - 2005
Revenue	1,161,440	233,961	1,395,401
Operating loss	(1,646,713)	46,198	(1,600,515)
Net loss	(1,926,728)	39,746	(1,886,982)

AIMS business purpose for acquiring Streetfighter Marketing, Inc., (d/b/a “Street Fighter Marketing”), is to expand the Street Fighter brand which is a federal trademark intellectual property. AIMS and Streetfighter Marketing management plan to, among other anticipated business activities, release a new Simon and Schuster published book in the Fall of 2007 entitled “Street Fighter Marketing Solution,” plan to participate in a national book tour to promote the title, and plan to prepare, release and sell new Street Fighter published materials, workshops and seminars. The Company hopes to commence research into a Street Fighter Marketing franchise system.

Additional matters considered in the negotiations of the value to be paid to acquire Streetfighter Marketing in addition to the book value of the tangible assets were the prospects of the brand expansion of Street Fighter and the proposed franchise system,  the Street Fighter trademarks, intellectual properties, published materials including books, tapes, workshop and seminar copyrighted curricula, the Street Fighter brand, and the anticipated future value of Street Fighter brand creative products authored by Jeff and Marc Slutsky. The Company determined that the intangible assets acquired can be summarized into two classes as brand and published materials and trademarks.  The cost of the assets in these classes is being amortized over a weighted-average amortization period of ten years without residual value.  All intangible assets acquired are being amortized.

The following information summarizes the unconsolidated limited liability corporations in which Prime Time Broadband has non-controlling interests as of December 31, 2006:

Percentage
Ownership
Avalon Communications, LLC	50%
Bellavida Communications, LLC	50%
Belmere Communications, LLC	33%
Emerald Island Communications, LLC	50%
Encantada Communications	50%
Terra Verde Communications, LLC	50%
Solana Communications, LLC	50%

The following condensed information reflects the summarized financial position of the limited liability companies in which the company owns non-controlling interests.  The company’s interests of 33% to 50% in these entities is included in the company financial statements on the equity method of accounting.  Company revenues for the years ended December 31, 2006 and 2005 include $384,192 and $302,915, respectively, in revenue from these limited liability companies and accounts receivable at December 31, 2006 of $59,970.

A summary of the financial position of the limited liability companies is as follows:

	Year end	Year end
	Dec. 31, 2005	Dec. 31, 2006
Balance sheet
Current assets	$97,545	$139,575
Property and equipment, net	533,149	643,658
Current liabilities	(53,498)	(118,213)
Equity	$577,196	$665,020
Income statement
Revenue	$690,593	$659,536
Net income	271,133	264,594

The Company recently decided to sell its unconsolidated interests in the limited liability companies while retaining certain marketing rights and the core construction and operating business of Prime Time Broadband.  The assets considered for sale have been reported as equity investments on a single line in both the balance sheet and statement of operations.  The company has reported the investment in these assets as held for sale and has separated the results of operations of these assets from ongoing operations.  Company revenues for services provided to these assets are not expected to change as a result of this proposed transaction other than by the amount reported as earnings from equity investment.  These assets and operations are included in the Media Services segment of our business.  The Company intends to use the cash proceeds from the sale to further acquire marketing communications companies.  The Company’s management solicited and entertained offers for the majority interest from six suitable and qualified potential buyers.  Currently, the Company holds a Letter of Intent executed February 28, 2007, for the sale of certain assets held and operated by the unconsolidated limited liability companies of Prime Time Broadband and is now in negotiation stages to complete an asset purchase agreement.

A summary of the financial position of the company without the limited liability companies or proceeds of a potential sale is as follows:

	AIMS Worldwide As Reported	Limited Liability Companies	Pro Forma

Balance sheet - December 31, 2006
Current assets	306,133	-	306,133
Property and equipment, net	245,430	-	245,430
Total Assets	2,826,258	(661,283)	2,164,975
Total liabilities	4,641,146	-	4,641,146
Equity	(1,814,888)	-	(1,814,888)

Statement of operations - year ended December 31, 2006
Revenue	1,742,387	-	1,742,387
Operating loss	(3,166,580)	-	(3,166,580)
Net loss	(3,202,663)	(220,134)	(3,422,797)

Statement of operations - year ended December 31, 2005
Revenue	1,161,440	-	1,161,440
Operating loss	(1,646,713)	-	(1,646,713)
Net loss	(1,926,728)	(107,594)	(2,034,322)

Note 3:  Related Party Transactions

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

Other Issues

In January 2005, we issued three officers a total of 1.8 million shares of common stock valued at $1,123,380 in satisfaction of our liability for accrued compensation.  The shares were valued by the board of directors based on recent cash transactions.  There was no gain or loss recorded on the transaction.

The Company in February 2006 received payment of $155,000 from a client to repay an expense that had been incurred in January 2005.  This amount had been invoiced in 2005, bur because payment was more than 120 days past due, the invoice had been reversed in 2005.  When payment was received in 2006, the payment was recorded as expense reimbursement rather than as revenue.  If payment had been received in accordance with the Company’s accounts receivable policy, the Company would have reported revenue of $1,316,440 in 2005 instead of the reported $1,161,440.  Although an AIMS™ shareholder of 5% or more, Mr. Denison Smith, was Chairman of the client's organization at the time services were rendered, he resigned his affiliation with the organization soon afterward.  Since his resignation, all activities with that organization are not considered to be with a related party.

As of December 31, 2006, the balance in accounts payable due to related parties:

Michael Foudy	$12,464
GMMJ Partners	29,277
Max Miller, PC	47,500
Media Partners	25,000

$114,241

Unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2006 follow:

ATB Media - Notes Payable-Related Parties
	Principal	Interest
Foudy, Michael (early loans)	$-	$13,404
Foudy fee, 0% (reduced debt)	125,000	-
Foudy,14.875% (reduced debt)	282,745	370,789
Garcia, Gerald, Jr. 10% (reduced debt)	30,000	33,000
Media Partners, 6.5%	164,515	67,052
Miller, Max (early loan)	-	3,351
Miller, Max fee, 15% (reduced debt)	125,000	76,921
Smith, Denison 12% (reduced debt)	248,711	200,424
Total	$975,971	$764,941

In 2006 and 2005 we paid consulting fees totaling $151,595 and $266,000, respectively, to Directors and related parties, acting in the capacity of consultants.

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

Note 4:  Property and Equipment

Listed below are the major classes of property and equipment as of December 31, 2006:

Furniture, fixtures, and computing equipment	$322,670
Less accumulated depreciation	(77,240)
Net property and equipment:	$245,430

Depreciation expense for the years ended December 31, 2006 and 2005 is $37,556 and $37,304, respectively.

Note 5:  Intangible Assets

Listed below are the major classes of intangible assets as of December 31, 2006:

Letters of intent	$174,200
Non-compete agreement	50,000
Street Fighter brand	300,000
Published materials and trademarks	175,044

699,243
Less accumulated amortization	(110,379)

Net value intangible assets	$588,264

Amortization expense was $68,551 and $41,828 for the years ended December 31, 2006 and 2005, respectively.  The estimated aggregate amortization expense for the five succeeding years are:

2007	$107,721
2008	94,925
2009	62,021
2010	47,504
2011	47,504
$359,675

Note 6:  Notes Payable

Notes payable and accrued interest consist of the following amounts at December 31, 2006:

Notes Payable		Accrued
	Principal	Interest
Related to ATB Media acquisition
DeBolt, 10% interest rate (reduced debt)	$40,000	$44,000
Hulse, Ms. Marlin, 10% interest	20,000	12,041
Jewett, Gene, 10% interest rate	4,492	2,770
Monesson, Morris, 10% interest	20,000	11,987
Noble, 11% interest	500,000	330,000
Phillips, 11% interest	500,000	330,000
Riyamy, Armor M., 10% interest	20,000	16,666
Schonrock, F. Tracy, 10% interest	10,000	6,025
Scofield, Terrence J., 10% interest	10,000	6,011
Smith, Janice, 10% interest	10,000	6,025
Stein, Keith, 10% interest rate	30,000	18,637
Thomas, John C., 10% interest	10,000	6,000

Related to Prime Time acquisition
William Strickler, 5% interest	100,000	15,833
Suntrust	45,000	-

Related to Streetfighter acquisition
Bank One	75,000	-
US Bank	71,769	-
Jeff Slutsky	11,538	-
Mark Slutsky	12,106	-

Totals	$1,489,905	$805,995

We expect certain notes related to the ATB Media acquisition and accrued interest, totaling $3,705,566 (principal and interest) including $975,971 of related party notes to be repaid from proceeds of the sale of the radio station for which the loans were made and we have negotiated a tolling agreement with the two substantial note holders to provide time for the sale to be completed.  The full balance is reflected as a current liability.  These notes are uncollateralized, due on demand and in default.

In February 2005, we acquired Prime Time Cable, part of the compensation for which was a note payable to the seller, William Strickler.  At December 31, 2006, $100,000 remains payable on that note, accruing interest at 5% per annum, secured by assets of Prime Time Cable and due February 2007.  In November, 2005, we obtained a line of credit from Suntrust to provide working and acquisition capital to PTB in the total amount of $50,000 secured by assets of our subsidiary PTB and guaranteed by the parent company AIMS.  At December 31, 2006, the balance outstanding on the line of credit was $45,000 bearing an interest rate of prime +1%.

With the acquisition of Streetfighter Marketing, Inc. in 2006 we acquired   two bank loans.   A loan with BankOne has a balance of $75,000 at December 31, 2006 and currently bears an interest rate of 9.75%.  A loan with US Bank has a balance of $71,769 at December 31, 2006 and currently bears an interest rate of 6.99%.  Both  loans are collateralized by personal assets of the two former Streetfighter Marketing, Inc., principals Jeffrey Slutsky and Marc Slutsky.    The Company also has unsecured, non-interest bearing loans to Jeff and Marc Slutsky totaling $23,644.

Note 7:  Income Taxes

Because we underwent an ownership change in 2002, as defined in Section 382 of the Internal Revenue Code, our tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2006 and 2005 follows:

	Year ended	Year ended
	Dec. 31, 2006	Dec. 31, 2005
U.S. statutory federal rate	31.96%	31.96%
State income tax rate, net	6.00%	6.00%
NOL for which no tax
benefit is currently available	-37.96%	-37.96%

	0.00%	0.00%

The benefit for income taxes from operations consisted of the following components at December 31, 2006: current tax benefit of $3,447,000 resulting from a net loss before income taxes, and deferred tax expense of $3,447,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The benefit for income taxes from operations consisted of the following components at December 31, 2005: current tax benefit of $2,210,000 resulting from a net loss before income taxes, and deferred tax expense of $2,210,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The change in the valuation allowance for the year ended December 31, 2006 was $1,237,000.  The change in the valuation allowance for the year ended December 31, 2005 was $746,000.  Net operating loss carryforwards at December 31, 2006 will expire in 2026.  The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

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

Common stock

In January 2005, we issued 115,000 shares of our common stock to extinguish a note payable and related accrued interest totaling $57,500.  We also issued 50,000 shares of our common stock to settle an account payable in the amount of $25,000. Shares issued were valued by our Board of Directors based on recent cash transactions.

In January 2005, we issued officers of the company a total of 1,800,000 shares of common stock valued at $1,123,380 in satisfaction of our accrued liability for services they performed in 2004.  In addition we recorded a reduction in an account payable to an organization that we managed as a contribution to paid-in capital in the amount of $50,575.  Shares issued were valued by our Board of Directors based on recent cash transactions.

In February and June 2005, we issued a total of 1,576,086 shares of our common stock valued at $971,500 in conjunction with the acquisition of certain assets of Prime Time Cable.  Shares issued were valued by our Board of Directors based on recent cash transactions.

In April 2005, we issued 500,000 shares of common stock, valued at $174,200 to acquire a 100 percent interest in the common stock of Harrell Woodcock Linkletter & Vincent, Inc. (HWL), a Florida corporation engaged in the marketing development service industry Shares issued were valued by our Board of Directors based on recent cash transactions.

In September 2005, we issued 250,000 shares of common stock valued at $142,375 to two holders of notes payable from our subsidiary, ATB to obtain agreement to extend maturity of their notes.  Shares issued were valued by our Board of Directors based on recent cash transactions.

During 2005, we issued 690,038 shares of our common stock valued at $382,134 as compensation for services rendered, and we issued 4,803,571 shares of our common stock for $1,775,000 cash, from which we deducted $13,326 of offering costs.  Shares issued were valued by our Board of Directors based on recent cash transactions. The price of shares sold for cash were negotiated with the unrelated investors.  At December 31, 2005, stock subscriptions totaling $403,750 remained receivable.

During 2006, we sold 4,445,000 shares of our newly issued common stock for total proceeds of $1,435,000 reduced by offering costs of $19,809.  We issued 722,222 shares of our common stock in conjunction with the acquisition of Streetfighter Marketing.  We issued 1,927,778 shares of our common stock in conjunction with our proposed acquisition of IKON and TargetAmerica, which are held in escrow at December 31, 2006.  We issued 445,000 shares of our common stock valued at $82,324 as bonuses to employees and related parties.  We issued 829,803 shares of our common stock valued at $343,007 as compensation for services.  The shares issued for services and bonuses were recorded at fair value based on the market price on the date of the grant.  We reacquired 108,486 shares of common stock from an employee and shareholder for a negotiated cash price of $69,432.  At December 31, 2006, stock subscriptions totaling $323,000 remained receivable.

The shares issued during 2006 for services and bonuses were as follows:

Four individuals headed four of the Company’s major business units throughout 2006	459,000

Seven individuals or organizations provided legal, financial, and marketing consulting services on a contractual basis	370,803

Bonuses for twelve full-time staff members and two heads of major business units	445,000

Total shares	1,274,803

Total fair value	$ 425,331

Fair value was determined for all shares based on closing price on the day of Board approval.

Contingent common shares

We are contractually bound to issue 1,500,000 common shares to an unrelated third-party should certain conditions relating to expansion of the capability of a radio station be met by ATB Media by April 2008.  Conditions required to be met are primarily an increased license capacity (air coverage) for the radio station.

Options and warrants to purchase common stock

Stock and Incentive Compensation Plans

Total compensation cost for share-based payment arrangements at December 31, 2006 and 2005:

	2006	2005
Stock grants	$425,331	$524,509
Stock warrants	588,499	-
Total compensation cost	1,013,830	524,509
Income tax	-	-
Net compensation cost	$1,013,830	$524,509

All compensation cost has been recognized as of December 31, 2006.

A summary of the status of the Company’s stock options issued as of December 31, 2006 and 2005:

			Weighted Average
		Weighted-Average	Remaining	Aggregate
	# of Shares	Exercise Price	Contractural Term	Intrinsic Value
Outstanding at December 31, 2004	1,600,000	Variable	-	-
Granted	2,300,000	Variable	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2005	3,900,000	Variable	-	-
Granted	2,300,000	Variable	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2006	6,200,000	Variable	3.8 years	-
Exercisable at December 31, 2006	6,200,000	Variable	3.8 years	-

In 2005 and again in 2006, options to purchase 200,000 shares of common stock for a period of five years were given to each of four officers or directors of the Company. The options, totaling 800,000 shares each year can be exercised at a price that is 125% of the market price at the time the options are exercised.  The exercise price of these options will continue to remain above the market price of these shares, introducing a complexity such that it is not possible to estimate the fair value of these options using option pricing models. Accordingly, under SFAS 123R, (paragraph 25) the intrinsic model will be applied to these options. Compensation cost reported each accounting period is based on the change in the intrinsic value. Total compensation cost under the intrinsic model is the excess of the fair value of the stock over the option price.  No compensation expense was reported for these options in 2005 or 2006.

In 2005 and again in 2006, options to purchase 500,000 shares of common stock for a period of five years were given to each of three directors at the Company.  The options, totaling 1,500,000 shares each year can be exercised at a price that is 110% of the market price at the time the options are exercised.  The exercise price of these options will continue to remain above the market price of these shares, introducing a complexity such that it is not possible to estimate the fair value of these options using option pricing models.  Accordingly, under SFAS 123R, (paragraph 25) the intrinsic model will be applied to these options.  Compensation cost reported each accounting period is based on the change in the intrinsic value.  Total compensation cost under the intrinsic model is the excess of the fair value of the stock over the option price.  No compensation expense was reported for these options in 2005 or 2006.

	2006	2005
Total fair value of options vested during the period	$-	$-
Total intrinsic value of options exercised during the period	-	-

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2006 and 2005:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	36,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2005	36,000	0.50
Granted	1,500,000	0.86
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding and Exercisable at December 31, 2006	1,536,000	0.87	3.7 years	$86,120

In May 2006, the Company granted a consultant a warrant to purchase a total of 500,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The warrant vested immediately and expires May 2011. The quoted market price of the stock was $0.65 per share. The Company valued the option at $0.32 per share, or $158,000, in accordance with SFAS 123(R). The fair value of $158,000 was recorded as a share-based payment in the accompanying financial statements as a prepaid offering cost and will be offset against proceeds of a possible future capital raise or charged to expense if the effort is unsuccessful.

The fair value of the warrant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.5%
Dividend yield	0.00%
Volatility factor	110%
Weighted average expected life	3 years

In September and October 2006, the Company granted a consultant warrants to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.41 per share. The warrant is vested and expires October 2011. The quoted market price of the stock was $0.65 and $0.55 per share. The Company valued the warrants at an average of $0.59 per share, or $588,499, in accordance with SFAS 123(R). The expense of $588,499 was recorded as share-based payments in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.5%
Dividend yield	0.00%
Volatility factor	258%
Weighted average expected life	3 years

Note 9:  Segment Information

We report the following information on our business segments as of and for the twelve months ended December 31, 2006:

	Media	Media	Consulting	Strategy	Corporate
	Services	Properties	Services	& Planning	Overhead	Total

Revenues	$846,847	$-0-	$857,056	$38,484	$-	$1,742,387

Income (loss) from
operations	$(173,985)	$(12,194)	$771,972	$(56,314)	$(3,696,058)	$(3,166,580)

Income from
equity investments	$220,134	$-	$-	$-	$-	$220,134

Net income (loss)	$38,596	$(247,003)	$762,258	$(60,456)	$(3,696,058)	$(3,202,663)

Identifiable assets	$260,749	$-	$-	$47,487	$14,434	$322,670

Depreciation accum.	$(67,200)	$-	$-	$(2,000)	$(8,040)	$(77,240)

Goodwill	$606,548	$-	$-	$-	$-	$606,548

Unconsolidated
equity investments	$661,283	$-	$-	$-	$-	$661,283

We report the following information on our business segments as of and for the twelve months ended December 31, 2005:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total

Revenues	$848,860	$-	$312,580	$-	$1,161,440

Income (loss) from
operations	$(253,558)	$(10,558)	$214,120	$(1,596,717)	$(1,646,713)

Income from
equity investments	$107,594	$-	$-	$-	$107,594

Net income (loss)	$(145,964)	$(376,971)	$214,120	$(1,617,913)	$(1,926,728)

Identifiable assets	$250,600	$-	$-	$28,592	$279,192

Depreciation accumulated	$33,592	$-	$-	$6,093	$39,685

Goodwill	$606,548	$-	$-	$-	$606,548

Unconsolidated
equity investments	$739,293	$-	$-	$-	$739,293

Note 10: Subsequent Events

Currently, the Company holds a Letter of Intent executed February 28, 2007, for the sale of certain assets of the unconsolidated limited liability companies that represent the equity investments in the Media Services segment of our business and is now in negotiations to complete an asset purchase agreement