Form 10QSB
period 2007-03-31
AIMS WORLDWIDE INC
filed 2007-05-15
CIK 1094363

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   42,850,091, as of May 15, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐      No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

FORM 10-QSB

AIMS™ WORLDWIDE, INC.

       (Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at March 31, 2007, and the related statements of operations, shareholders deficit and cash flows, for the three months ended March 31, 2007 and 2006 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

March 31, 2007

(unaudited)

Assets

Current assets
Cash	$42,852
Accounts receivable, net	179,302
Inventory	6,658
Prepaid expense	30,117
Total current assets	258,929

Property and equipment
At cost, net of accumulated depreciation of $93,146	229,524

Other assets
Deposit on acquisition target	260,000
Equity investments held for sale	686,615
Goodwill	606,548
Prepaid offering costs	158,000
Intangible assets, net of amortization of $136,215	563,028

Total assets	$2,762,644

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$386,515
Accounts payable - related parties	116,348
Accrued expense	6,059
Deferred revenue	37,125
Notes payable	1,488,649
Notes payable - related parties	995,971
Accrued interest payable	831,963
Accrued interest payable - related parties	792,142
Total current liabilities	4,654,772

Deferred income tax	161,762
Total liabilities	4,816,534

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized
41,432,748 shares issued and 38,761,970 outstanding	41,433
Additional paid-in capital	9,328,410
Shares issued as advance on acquisitions	(1,905,890)
Deficit retained	(9,517,843)
Total stockholders' deficit	(2,053,890)

Total liabilities and stockholders' deficit	$2,762,644

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue	$271,080	$249,715

Operating expenses
Cost of sales	110,192	120,224
General and administrative expenses	569,220	548,066
General and administrative expenses - related parties	2,107	32,497
	681,519	700,787

Operating loss	(410,439)	(451,072)

Interest expense, net	(33,645)	(29,339)
Interest expense, net - related parties	(27,201)	(27,546)

Loss from continuing operations before provision for income taxes	(471,285)	(507,957)

Income taxes	-	-

Loss from continuing operations	(471,285)	(507,957)

Earnings from equity investments held for sale, net of income taxes	34,443	22,568

Net loss	$(436,842)	$(485,389)
Basic and diluted loss per share from continuing operations	$(0.01)	$(0.01)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of
shares outstanding	40,643,392	32,416,287

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

			Additional	Stock	Stock
	Common Stock		Paid-in	Held In	Subscription	Accumulated
	Shares	Amount	Capital	Escrow	Receivable	Deficit	Total

Balance, January 1, 2007	40,044,248	$40,044	$9,011,069	$(1,735,000)	$(50,000)	$(9,081,001)	$(1,814,888)

Common stock issued for cash	490,000	490	84,510	-	-	-	85,000

Common stock issued for services	55,500	56	39,784	-	-	-	39,840

Common stock issued for debt	100,000	100	22,900	-	-	-	23,000

Common stock issued to
advance acquisitions	743,000	743	170,147	(170,890)	-	-	-

Common stock subscriptions paid	-	-	-	-	50,000	-	50,000

Loss for period	-	-	-	-	-	(436,842)	(436,842)

Balance, March 31, 2007	41,432,748	$41,433	$9,328,410	$(1,905,890)	$ -	$(9,517,843)	$(2,053,890)

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(436,842)	$(485,389)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	41,742	22,540
Income from equity investments	(34,443)	(22,568)
Stock issued to employees and others for services	39,840	26,117
	(389,703)	(459,300)
Changes in current assets and liabilities:
Accounts receivable and other current assets	73,115	355,101
Accounts payable and other current liabilities	199,644	(110,781)
Net cash used in operating activities	(116,944)	(214,980)

Cash flows from investing activities:
Purchase of equipment	-	(694)
Deposit on acquisition	-	(10,000)
Distributions from equity investments	26,500	-
Investment in subsidiaries and equity investments	(17,390)	(30,000)
Net cash provided by (used in) investing activities	9,110	(40,694)

Cash flows from financing activities:
Proceeds from sale of common stock	85,000	440,000
Offering costs for sale of common stock	-	(9,023)
Proceeds from investor deposit	50,000	39,750
Proceeds of notes payable	-	29,861
Repayments of notes payable	(1,256)	(28,158)
Net cash provided by financing activities	133,744	472,430

Net increase in cash	25,910	216,756

Cash, beginning of period	16,942	282,566
Cash, end of period	$42,852	$499,322

Cash paid during the period for:
Interest	$9,804	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Stock issued to escrow for acquisition	$170,890	$-
Stock issued to settle debt	$23,000	$-

See accompanying notes to condensed, consolidated financial statements

AIMS™ WORLDWIDE, INC.

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

NOTE A:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2006.

NOTE B:  SUBSIDIARIES AND EQUITY INVESTMENTS

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following subsidiaries:  Harrell, Woodcock, and Linkletter, Inc., AIMS Interactive, Inc. (including Prime Time Broadband, Inc.), ATB Media, Inc and Streetfighter Marketing, Inc.  As of March 31, 2007, the Company was anticipating closing three acquisitions in 2007.  The Company had presented three stock purchase agreements to three companies and placed $260,000 in deposits that will be applied to purchase if the transactions are completed, but none of the transactions are immanent.  The purchases are contingent on the sale of assets of the equity investments and securing adequate corporate financing.

The following condensed information reflects the summarized income statement information of the limited liability companies in which the company owns non-controlling interests.  The company’s interests of 50% in these entities is included in the company financial statements on the equity method of accounting.

	Quarter ended	Quarter ended
	March 31, 2007	March 31, 2006
Income statement
Revenue	$172,648	$164,884
Net income	68,886	45,136

The Company recently decided to sell a majority of the assets of its unconsolidated interests in the limited liability companies while retaining certain marketing rights and the core construction and operating business of Prime Time Broadband.  The assets considered for sale have been reported as part of the equity investments on a single line in both the balance sheet and statement of operations.  The company has reported the investment in these assets as held for sale and has separated the results of operations of these assets from ongoing operations.  Company revenues for services provided to these assets are not expected to change as a result of this proposed transaction other than by the amount reported as earnings from equity investment.  These assets and operations are included in the Media Services segment of our business.  The Company intends to use the cash proceeds from the sale to further acquire marketing communications companies.  The Company’s management solicited and entertained offers for the majority interest from six suitable and qualified potential buyers.  At March 31, 2007, the Company held a Letter of Intent executed February 28, 2007, for the sale of a majority of the assets held and operated by the unconsolidated limited liability companies of Prime Time Broadband.

NOTE C:  DISCONTINUED OPERATIONS OF EQUITY INVESTMENT

The Company recently decided to sell its unconsolidated interests in the limited liability companies while retaining certain marketing rights and the core construction and operating business of Prime Time Broadband.  The assets considered for sale have been reported as equity investments on a single line in both the balance sheet and statement of operations.  The company has reported the investment in these assets as held for sale and has separated the results of operations of these assets from ongoing operations.  Company revenues for services provided to these assets are not expected to change as a result of this proposed transaction other than by the amount reported as earnings from equity investment.  These assets and operations are included in the Media Services segment of our business.  The Company intends to use the cash proceeds from the sale to further acquire marketing communications companies.  The Company’s management solicited and entertained offers for the equity interest from six suitable and qualified potential buyers.  The Company held a Letter of Intent at March 31, 2007, for the sale of the majority of the assets held and operated by the unconsolidated limited liability companies of Prime Time Broadband and completed the sale on May 1, 2007 receiving net proceeds of $1,025,000.

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

NOTE E:  EQUITY TRANSACTIONS

During the three months ended March 31, 2007, we issued 490,000 shares of common stock to six shareholders for total proceeds of $85,000.  Also, we received $50,000 in payment on stock subscriptions.  In addition we issued 55,500 shares of common stock for services valued at $39,840 and we issued 100,000 shares of common stock valued at $23,000 in payment of trade debt.  We issued 743,000 shares of common stock to escrow as part of the purchase price for the acquisition of Bill Main and Associates.  Fair value of shares issued for services, for the acquisition and to settle trade debt was determined by the board of directors in relation to the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the three months ended March 31, 2007:

	Media	Media	Consulting	Strategy	Corporate
	Services	Properties	Services	& Planning	Overhead	Total

Revenues	$161,752	$-0-	$45,000	$64,328	$-	$271,080

Income (loss) from
operations	$(79,356)	$-	$11,881	$(182)	$(342,782)	$(410,439)

Income from
equity investments	$34,443	$-	$-	$-	$-	$34,443

Net income (loss)	$(44,912)	$(59,003)	$11,881	$(2,029)	$(342,779)	$(436,842)

Identifiable assets	$260,749	$-	$-	$47,487	$14,434	$322,670

Depreciation accum.	$(75,617)	$-	$-	$(8,750)	$(8,780)	$(93,147)

Goodwill	$606,548	$-	$-	$-	$-	$606,548

Unconsolidated
equity investments	$686,615	$-	$-	$-	$-	$686,615

We report the following information on our business segments as of and for the three months ended March 31, 2006:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total

Revenues	$203,189	$-	$46,526	$-	$249,715

Income (loss) from
operations	$(55,936)	$(61,178)	$21,125	$(355,083)	$(451,072)

Income from
equity investments	$22,568	$-	$-	$-	$22,568

Net income (loss)	$(33,368)	$(120,130)	$21,125	$(353,016)	$(485,389)

Identifiable assets	$251,294	$-	$-	$28,592	$279,886

Depreciation accumulated	$(41,995)	$-	$-	$(7,049)	$(49,044)

Goodwill	$606,548	$-	$-	$-	$606,548

Unconsolidated
equity investments	$791,862	$-	$-	$-	$791,862

NOTE G:  SUBSEQUENT EVENTS

As further explained in Note C, on May 1, 2007, the limited liability companies representing the unconsolidated equity investments of the Company closed the sale of the majority of their operating assets.  Net proceeds received by the Company from this sale were $1,025,000.

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

Our principal executive offices are at 10400 Eaton Place, #203, Fairfax, VA 22030.  Our telephone number is 703/621-3875, and our fax number is 703/621-3870.  Our URL is www.AIMSWorldwide.com

Our Business

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

AIMS™ Strategy and Planning Group has teamed with subsidiary Harrell Woodcock Linkletter and strategic partners Streetfighter Marketing, Inc., and Bill Main & Associates, Inc. This group will provide marketing research, strategy, planning, consulting and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.  The Company anticipates completing the acquisition of Bill Main and Associates by the end of the 2nd quarter 2007.

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

The Company anticipates completing the acquisition of Bill Main and Associates by the end of the 2nd quarter 2007.

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

Prime Time Broadband, including its predecessor, Prime Time Cable, Inc. ("PTC"), is a pioneer in private cable systems and serves more than 2,500 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Florida.

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

AIMS™ continues to work its broadcast partners to upgrade its radio station KCAA-AM in Loma Linda, California. Last year the station was listed for sale but it is not listed at this time.  Upon a successful completion of a sale, AIMS™ anticipates elimination of most of its debt resulting from its acquisition of ATB on April 19, 2004.

Stock Purchase Agreements

In addition to the completed acquisitions, AIMS™ has issued two definitive purchase agreements to acquire a public affairs company and a digital marketing company.  There is no assurance any of the contemplated acquisitions will be consummated or if, when consummated, the operations will be successful.  As of March 31, 2007, the Company was anticipating closing them in the second quarter.  The Company had presented Stock Purchase Agreements to IKON Holdings, Inc., of Washington D.C., and Target America, Inc. of Fairfax, Va.  In addition, the Company had presented a Leter of Intent to a New York City-based public relations firm.  The Company anticipated purchasing 100% of Target America for cash and stock and 55% controlling interest in IKON Holdings, Inc., for cash and stock.

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

Description of Property

Our corporate headquarter is at 10400 Eaton Place, Suite 203, Fairfax, Virginia 22030.  We have an additional office in Tampa, Florida at a cost of $303 per month under a month-to-month arrangement.  Prime Time Broadband, a subsidiary of AIMS™ Interactive, Inc., has operations (office and a small warehouse) on Taft-Vineland Road in Orlando, Fla.

Three Month Periods Ended March 31, 2007 and 2006

We had $271,080 in revenue for the three months ended March 31, 2007, compared with $249,715 in revenue for the same three month period of 2006.  Cost of sales was $110,192, leaving a gross profit of $160,888 for the three month period of 2007 compared cost of sales of $120,224 and a gross profit of $129,491 for the same three month period of 2006.

Our general and administrative expenses were $571,327 for the three months ended March 31, 2007, including $2,107 of expense to related parties, compared to general and administrative expense of $580,563 for the same period in 2006.  Our operating loss for the three months ended March 31, 2007, was $410,439 compared to $451,072 for the same period in 2006.

Liquidity and Capital Resources

At March 31, 2007, we had total current assets of $258,929 consisting of $42,852 in cash, $179,302 in accounts receivable, $6,658 of inventory and $30,117 in prepaid expenses.  Equipment, net of accumulated depreciation was $229,524 and other assets included $260,000 in loans and deposits on acquisition targets, $686,615 in equity investments (primarily investments in limited liability corporations held by Prime Time Broadband, Inc.), $606,548 in goodwill and $563,028 in net intangible assets which includes a non-compete employment agreement, the Street Fighter brand and copyrights, and letters of intent.

Our liabilities at March 31, 2007, totaled $4,816,534 and consisted of $502,863 in accounts payable, $6,059 in other accrued expenses, $161,762 in deferred income tax, $995,971 in notes payable to related parties, $792,142 in accrued interest payable to related parties, $1,488,649 in notes payable and $831,963 in accrued interest.

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

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.  Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Controls.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II - Other Information

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions do not involve any public offering or broker and no commissions were paid on the transaction.

During the three months ended March 31, 2007, we issued 490,000 shares of common stock to six shareholders for a total proceeds of $85,000.  Also, we received $50,000 in payment on stock subscriptions.  In addition we issued 55,500 shares of common stock for services valued at $39,840 and we issued 100,000 shares of common stock valued at $23,000 in payment of trade debt..  We issued 743,000 shares of common stock to escrow as part of the purchase price for the acquisition of Bill Main and Associates.  Fair value of shares issued for services, for the acquisition and to settle trade debt was determined  by the board of directors in relation to the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

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

AIMS™ WORLDWIDE, INC.

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr. / May 10, 2007

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / May 10, 2007

Chief Financial Officer