Form 10QSB
period 2007-06-30
AIMS WORLDWIDE INC
filed 2007-08-20
CIK 1094363

OMB APPROVAL OMB Number: 3235-0416 Expires: June 30, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   43,532,591, as of August 13, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐       No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

FORM 10-QSB

AIMS™ WORLDWIDE, INC.

       (Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at June 30, 2007, and the related statements of operations, shareholders deficit and cash flows, for the three months and six months ended June 30, 2007 and 2006 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months and six months ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

June 30, 2007

(unaudited)

Assets

Current assets
Cash	$150,061
Accounts receivable, net	170,052
Inventory	5,500
Prepaid expense	118,165
Total current assets	443,778

Property and equipment
At cost, net of accumulated depreciation of $15,728	81,604

Other assets
Deposit on acquisition target	290,000
Prepaid offering costs	158,000
Intangible assets, net of amortization of $150,877	1,267,311

Total assets	$2,240,693

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$607,179
Accounts payable - related parties	103,884
Deferred revenue	46,800
Notes payable	1,409,736
Notes payable - related parties	975,971
Accrued interest payable	868,614
Accrued interest payable - related parties	804,742
Total current liabilities	4,816,926
Contingencies (see Note C)	-0-
Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized
43,432,591 shares issued and 41,204,814 outstanding	43,433
Additional paid-in capital	9,952,896
Shares issued as advance on acquisitions	(2,005,000)
Stock subscription receivable	(242,500)
Deficit retained	(10,325,062)
Total stockholders' deficit	(2,576,233)

Total liabilities and stockholders' deficit	$2,240,693

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	June 30,
	2007	2006

Revenue	$26,223	$322,165

Operating expenses
Cost of sales Cost of sales – related parties	7,973 2,772	16,730 -
General and administrative expenses	724,655	534,525
General and administrative expenses - related parties	2,458	33,172
	737,858	584,427

Operating loss	(711,635)	(262,262)

Interest expense, net	(47,775)	(34,440)
Interest expense, net - related parties	(12,600)	(27,546)

Loss from continuing operations before provision for income taxes	(772,010)	(324,248)

Income taxes	-	-

Loss from continuing operations	(772,010)	(324,248)

Gain on sale of discontinued operations, net of income taxes	4,796	34,497
Earnings from equity investments held for sale, net of income taxes	(40,005)	48,284

Net loss	$(807,219)	$(241,467)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.01)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of
shares outstanding	42,384,059	33,460,418

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Six Months Ended
	June 30,
	2007	2006

Revenue	$135,551	$368,692

Operating expenses
Cost of sales Cost of sales – related parties	34,203 2,772	42,132 -
General and administrative expenses	1,178,445	991,924
General and administrative expenses - related parties	4,565	65,669
	1,219,985	1,099,725

Operating loss	(1,084,434)	(731,033)

Interest expense, net	(81,421)	(63,779)
Interest expense, net - related parties	(39,800)	(55,092)

Loss from continuing operations before provision for income taxes	(1,205,655)	(849,904)

Income taxes	-	-

Loss from continuing operations	(1,205,655)	(849,904)

Gain on sale of discontinued operations, net of income taxes	4,796	34,497
Earnings from equity investments held for sale, net of income taxes	(43,202)	88,550

Net loss	$(1,244,061)	$(726,857)

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.03)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average number of
shares outstanding	37,897,297	32,941,237

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

			Additional	Stock	Stock
	Common Stock		Paid-in	Held In	Subscription	Accumulated
	Shares	Amount	Capital	Escrow	Receivable	Deficit	Total

Balance, January 1, 2007	40,044,248	$40,044	$9,011,069	$(1,735,000)	$(50,000)	$(9,081,001)	$(1,814,888)

Common stock
issued for cash	2,190,000	2,190	464,829	-	(242,500)	-	224,519

Common stock
issued for services	172,843	173	113,159	-	-	-	113,332

Common stock
issued for debt	100,000	100	22,900	-	-	-	23,000

Common stock issued for acquisition(s)	825,500	826	189,039	-	--	--	189,865
Common stock issued for proposed acquisition(s)	300,000	300	269,700	(270,000)	-	-	-

Common stock received for
sale of subsidiary	(200,000)	(200)	(117,800)	-	-	-	(118,000)

Common stock subscriptions paid	-	-	-	-	50,000	-	50,000

Loss for period	-	-	-	-	-	(1,244,061)	(1,244,061)

Balance, June 30, 2007	43,432,591	$43,433	$9,952,896	$(2,005,000)	$(242,500)	$(10,325,062)	$(2,576,233)

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,244,061)	$(726,857)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	19,715	45,186
Income from equity investments	38,406	(101,149)
Stock issued to employees and others for services	113,332	86,756
	(1,072,608)	(696,064)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(121,768)	53,360
Accounts payable and other current liabilities	347,557	(104,076)
Net cash used in operating activities	(846,819)	(746,780)

Cash flows from investing activities:
Purchase of equipment	(35,411)	(32,538)
Deposit on acquisition	(205,000)	(35,000)
Proceeds from sale of subsidiary and equity investments	1,025,000	-
Distributions from equity investments	-	235,668
Investment in subsidiaries and equity investments	-	(65,000)
Net cash provided by (used in) investing activities	784,589	103,130

Cash flows from financing activities:
Proceeds from sale of common stock	225,000	715,000
Offering costs for sale of common stock	(481)	(19,577)
Proceeds from investor subscription paid	50,000	63,750
Repurchase common stock Proceeds of notes payable	- 80,830	(69,432) -
Repayments of notes payable	(160,000)	(38,158)
Net cash provided by financing activities	195,349	651,583

Net increase in cash	133,119	7,933

Cash, beginning of period	16,942	282,566
Cash, end of period	$150,061	$290,499

Cash paid during the period for:
Interest	$9,804	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Stock issued to escrow for acquisition	$270,000	$-
Stock issued to settle debt	$23,000	$-

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

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.  Prior periods have been restated to reclassify discontinued from continuing operations.

The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2006.

NOTE B:  SUBSIDIARIES AND EQUITY INVESTMENTS

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following subsidiaries:  Harrell, Woodcock, and Linkletter, Inc., AIMS Interactive, Inc., ATB Media, Inc., Streetfighter Marketing, Inc. and Bill Main and Associates, Inc.  As of June 30, 2007, the Company was anticipating closing two more acquisitions in 2007; the Company had presented stock purchase agreements to Target America, Inc., and IKON Holdings, Inc., and placed $290,000 in deposits that were applied to the purchases which occurred in the following quarter.

On May 1, 2007, the limited liability companies representing the unconsolidated equity investments of the Company closed the sale of the majority of their operating assets.  Proceeds of the sale for the Company’s 50% interest in those assets were $1,225,000.  The company’s interests of 50% in these entities were included in the company financial statements using the equity method of accounting.  In conjunction with this sale, the Company acquired the rights to access the buyer’s subscriber customer base for purposes of marketing, market research and polling at a negotiated cost of $200,000.

On May 31, 2007, the Company sold Prime Time Broadband, Inc. and its remaining core construction and operating business to its former owner.  Consideration for the sale was 200,000 shares of the Company’s common stock valued at the current market value of $.59 per share or a total of $118,000.

The assets and liabilities included in these sales have been removed from company assets on the date of the sales and the results of operations of these assets have been removed from the results of ongoing operations.  These assets and operations were included in the Media Services segment of our business.  The Company used a portion of the proceeds to acquire Barbara Overhoff, Inc., d/b/a Bill Main and Associates, and intends to use additional cash proceeds for working capital.

On May 16, 2007, the Company completed the acquisition of the common stock of Barbara Overhoff, Inc., d/b/a Bill Main and Associates.  Consideration of the acquisition was 743,000 shares originally issued, 82,500 shares issued to escrow and $175,000 paid in cash.  The shares are valued at fair value determined by the market price on the date of the agreement, January 18, 2007, or $.23 per share.  Stock fair value will be $170,890 for current issue shares, and $18,975 for escrow shares, for a total investment of $364,865.  This acquisition was recorded as a purchase and operations were included in Company operations from the date of the acquisition, May 16, 2007.  The purchase price was allocated to the acquired assets and assumed liabilities based on the fair value of the assets and liabilities and recorded as follows.

$116,579	current assets
33,312	fixed assets
(353,971)	current liabilities
300,000	Bill Main’s non-compete agreement
100,000	Barbara Geshekter’s non-compete agreement
168,945	trademark and trade secrets

$364,865	consideration paid

Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the intangible value of the personal services of the two principals; additional value was in the reputation and work product and methods of those individuals.  Accordingly, the substantial intangible value was allocated to the noncompete restrictions in the purchase agreements and the remainder to trademarks and trade secrets such as work methods, copyrights, and proprietary information interchange available at www.BillMainandAssociates.com and its proprietary “Trade Secrets” as specifically noted on the website.  Cost of the intangible assets will be amortized over the five-year life of the non-compete agreements.

NOTE C:  CONTINGENCIES

The Company provides professional services to certain clients under payment arrangements that include both current and future components.  Under two such arrangements, we have completed work during 2007 at a total agreed value of $180,000.  Of this amount, our agreements provide that $45,000 is either currently due (or is paid), and accordingly $45,000 has been immediately recorded as revenue.  In addition, the agreement provides that the remaining $135,000 has been earned and will become payable to us when certain events occur in the future, generally the client’s expected funding or equity transactions.  Due to the uncertainty of the timing of these future events, we have not included this amount in revenue or accounts receivable at June 30, 2007, but will do so when the uncertainty of the triggering event has been eliminated.  If we were able to include the $135,000 in our revenue calculation of June 30, 2007, our revenue would total $270,551.

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

NOTE E:  EQUITY TRANSACTIONS

During the three months ended March 31, 2007, we issued 490,000 shares of common stock to six shareholders for total proceeds of $85,000.  Also, we received $50,000 in payment on stock subscriptions.  In addition we issued 55,500 shares of common stock for services valued at $39,840 and we issued 100,000 shares of common stock valued at $23,000 in payment of trade debt.  We issued 743,000 shares of common stock to escrow for the purchase of Barbara Overhoff, Inc., d/b/a Bill Main and Associates.  Fair value of shares issued for services, for the acquisition and to settle trade debt was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

During the three months ended June 30, 2007, we issued 1,700,000 shares of common stock to six shareholders for total proceeds of $140,000 plus stock subscriptions of $242,500.  In addition we issued 117,343 shares of common stock for services valued at $73,492.  We issued 82,500 shares of common stock to escrow as part of the purchase price for the acquisition of Bill Main and Associates, and we released 743,000 shares of common stock which were previously escrowed.  We issued 300,000 shares of common stock to escrow as a deposit on a future acquisition.  We received 200,000 shares valued at $118,000 from William Strickler which he returned to the Company as part of the Prime Time Broadband, Inc., disposition.  Fair value of shares issued for services and for the acquisition was determined by the board of directors in relation to the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

In total, during the six months ended June 30, 2007, we issued 2,190,000 shares of common stock for total proceeds of $225,000 plus stock subscriptions of $242,500.  Also, we received $50,000 in payment on prior stock subscriptions.  In addition we issued 172,843 shares of common stock for services valued at $113,333 and we issued 100,000 shares of common stock valued at $23,000 in payment of trade debt.  We issued 82,500 shares of common stock as part of the purchase price for the acquisition of Bill Main and Associates and we issued 300,000 shares of common stock to escrow as a deposit on a future acquisition

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the six months ended June 30, 2007:

	Media	Media	Consulting	Strategy	Corporate
	Services	Properties	Services	& Planning	Overhead	Total

Revenues	$-	$-	$52,500	$83,051	$-	$135,551

Loss from
operations	$-	$(30,256)	$22,326	$(73,314)	$(1,003,190)	$(1,084,434)

Loss from discon-
tinued operations	$(38,406)	$-	$-	$-	$-	$(38,406)

Net income (loss)	$(38,406)	$(148,510)	$22,326	$(76,679)	$(1,002,792)	$(1,244,061)

Identifiable assets	$-	$-	$-	$81,230	$16,102	$97,332

Depreciation accum.	$-	$-	$-	$(6,181)	$(9,547)	$(15,728)

We report the following information on our business segments as of and for the six months ended June 30, 2006:

	Media	Media	Consulting	Corporate
	Services	Properties	Services	Overhead	Total

Revenues	$-	$-	$368,692	$-	$368,692

Loss from
operations	$-	$-	$326,560	$(1,057,593)	$(731,033)

Income from
Discontinued operations	$123,047	$-	$-	$-	$123,047

Net income (loss)	$123,047	$(120,130)	$326,560	$(1,056,334)	$(726,857)

Identifiable assets	$280,223	$-	$-	$31,507	$311,730

Depreciation accumulated	$(50,393)	$-	$-	$(8,119)	$(58,512)

NOTE G:  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, the Company obtained short-term loans totaling $60,000 from an officer and an officer’s spouse.  All amounts were repaid at June 30, 2007.

NOTE H:  SUBSEQUENT EVENTS

On July 26, 2007, the Company entered a Preferred Stock Purchase Agreement, (the “Agreement”), with Liberty Growth Fund, LP.  Under the Agreement, Liberty could purchase up to a total of 5,000,000 shares of the Company’s Series A Preferred Stock at a price of $8,000,000.  The Series A Preferred Stock is convertible into common stock of the Company in the ratio of 5 shares of common for each share of Series A Preferred Stock. Liberty also received warrants to purchase shares of the Company’s Common Stock as follows: 21,875,000 shares at $.50; 4,000,000 at $.50; 6,000,000 shares at $1.00 and 6,000,000 shares at $2.00, with the Company holding call rights.

As a condition of the Agreement, the Company issued Lerota, LLC, who acted as the facilitator of the transaction between the Company and Liberty, a warrant for 3,143,750 shares of common stock with an exercise price of $0.01 per share.

The funding is a bifurcated transaction whereby the 1st Round Financing consists of $3,500,000 in exchange for 2,187,500 shares of Series A Preferred Stock.  The 2nd Round Financing of $4,500,000 in exchange for 2,812,500 shares of Series A Preferred Stock must be completed within 120 days of the date of the Agreement and requires the Company to acquire a target meeting certain requirements.

If the Company fails to acquire the 2nd Round Acquisition Target prior to the 2nd Round closing date, then the Company will issue 500,000 shares of Preferred Stock to Liberty as a penalty.

If for the twelve months ended December 31, 2007, the Company’s pro forma EBITDA target is not met, then the Company shall issue 1,600,000 shares of Preferred Stock to Liberty as a penalty.

Further, should the Company be subject to penalties, the Company will also issue warrants to purchase common stock to Lerota, LLC in the amount of 187,500 shares of Common Stock at $.01 for the Acquisition penalty and 825,000 shares of Common Stock for the EDITDA penalty.

The Agreement requires the Company to register the shares of common stock underlying the Series A Preferred Stock with the Securities and Exchange Commission on Form SB-2.

The Agreement also requires the Company to appoint Mr. Philip A. Seifert, a principal of Liberty Growth Fund, LP, to the Board of Director of the Company.

Concurrent with entering the Agreement, the parties closed on the 1st Round Financing.  The Company used the funds to complete its acquisition of IKON Public Affairs Group, LLC, and Target America, Inc.  Details regarding the IKON and Target America acquisition agreements have previously been reported on Form 8-K and filed with the Securities and Exchange Commission.

IKON Public Affairs Group, LLC is a limited liability company formed under the laws of Delaware.  Post-closing, IPAG, through its offices in Washington, D.C., and Denver, Colorado, will continue the business previously conducted by IKON Holdings, Inc., providing consulting services in connection with political campaigns and issue advocacy.

Based in Fairfax, Virginia, with offices in Indianapolis, Indiana, and Chicago, Illinois, Target America, Inc. was founded in 1995, under the laws of the Commonwealth of Virginia, to meet the rapidly changing needs of not-for-profit charity and philanthropy fundraising professionals. The company is a constant innovator in the field of contributor and donor prospect research, developing and launching a completely online prospect screening service in 2003. Target America continues to upgrade and develop this tool, which now includes a wide range of services from automated Internet research to an integrated moves management system to serve not only the not-for profit community, but business, commerce and financial institutions as well.

Subsequent to closing the 1st Round Financing and disbursing funds but prior to the filing of an 8-K on August 2, 2007, the Company was notified by the Escrow Agent that an issue had arisen regarding the collection of funds from Liberty.  The Company believes this is an issue between the Escrow Agent and Liberty Growth Fund as the 1st Round Financing had been disbursed by the Escrow Agent according to the Escrow Agreement at closing on July 26, 2007.  The Company has fully performed on the Liberty Agreement and anticipates moving toward the 2nd Round Financing as per the Agreement.

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

Our principal executive offices are at 10400 Eaton Place, #203, Fairfax, VA 22030.  Our telephone number is 703/621-3875, and our facsimile number is 703/621-3870.  Our URL is www.AIMSWorldwide.com

Our Business

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

AIMS™ Strategy and Planning Group has teamed with its subsidiaries/strategic partner companies Harrell Woodcock Linkletter, Streetfighter Marketing, Inc., and Bill Main & Associates (purchased by AIMS Worldwide, Inc., on May 16, 2007).  This group provides marketing research, strategy, planning, consulting and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.

AIMS™ Public Affairs Group and strategic partner IKON Holdings, Inc., will concentrate on bringing the best and latest information and ideas from around the United States concerning candidates, public issues, public policy, legislation, state and local ballot measures.  This group will provide solutions to finding information on issues and organizations concerning local, state and national governments.

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

AIMS™ Media Group includes the Company’s subsidiary AIMS™ Interactive, Inc., and ATB Media, Inc., which owns a 40% participation interest in Radio Station KCAA in Loma Linda/San Bernadino, California, and minority interest in Group One Broadcasting, Inc., a Scottsdale, Arizona operator of the Talk One Radio Network.  Although the Company sold Prime Time Broadband, Inc., on May 31, 2007, the Company retained marketing rights with the purchaser, Ygnition Networks, whose national subscriber base is in excess of 40,000, representing a wide demography, substantially larger and more diverse than that of Prime Time Broadband, Inc.

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

Streetfighter Marketing, Inc., holds a common law trademark which is “Street Fighter Marketing” as well as the url for www.streetfightermarketing.com.

Subsidiaries

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following subsidiaries:

Bill Main and Associates, Inc.

On May 16, 2007, we acquired 100% of the outstanding common stock of Barbara Overhoff, Inc., (a California corporation) d/b/a Bill Main and Associates, in exchange for 825,500 shares of our own common stock and $175,000.  We recorded this acquisition as a purchase and include operations of this company in our consolidated financial statements from the date of acquisition.  Bill Main and Associates specializes in restaurant, food service, hospitality and retail industry market research, strategies, planning, training, and advisory services that assist client businesses with marketing and promotion that lead to increasing top line revenues at the lowest possible cost.

Streetfighter Marketing, Inc.

On October 26, 2006, we acquired 100% of the outstanding common stock of Streetfighter Marketing, Inc. (an Ohio Corporation), d/b/a Street Fighter Marketing, in exchange for 722,222 shares of our own common stock.  We recorded this acquisition as a purchase and include operations of this company in our consolidated financial statements from the date of acquisition.  Streetfighter Marketing, Inc., specializes in training businesses how to market, promote and increase sales on a shoestring budget.

Harrell, Woodcock, & Linkletter, Inc.

HWL was a strategy and planning company that, at the time of purchase, had letters of intent to acquire Bill Main and Associates and Streetfighter Marketing.  The acquisition by AIMS assigned the letters of intent to AIMS.

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

Stock Purchase Agreements

In addition to the completed acquisitions, AIMS™ had, as of June 30, 2007, issued two definitive purchase agreements to acquire a public affairs company and a digital marketing company; and the Company anticipated completing the purchases in the third quarter, which subsequently occurred.  The Company had presented Stock Purchase Agreements to IKON Holdings, Inc., of Washington D.C., and Target America, Inc. of Fairfax, Va.  In addition, the Company had presented a Letter of Intent to a Washington, D.C.-based public relations firm.  The Company had anticipated purchasing 100% of Target America for cash and stock and 55% controlling interest in IKON Holdings, Inc., for cash and stock, both of which occurred as planned.

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

Employees

AIMS™ Worldwide, Inc., corporate headquarters has five employees, and including our wholly-owned and operating subsidiaries, has a total of approximately fifteen employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.

Description of Property

Our corporate headquarter is at 10400 Eaton Place, Suite 203, Fairfax, Virginia 22030.  We have an additional office in Tampa, Florida at a cost of $303 per month under a month-to-month arrangement.   Our subsidiary Streetfighter Marketing, Inc., leases office space in Gahanna, Ohio, and our subsidiary Bill Main and Associates leases office space in Chico, Calif.

Three Month Periods Ended June 30, 2007 and 2006

We had $26,223 in revenue for the three months ended June 30, 2007, compared with $322,165 in revenue for the same three month period of 2006; a reason for the drop in revenue was due to the sale of Prime Time Broadband, Inc.  If accounting policy were to permit the Company to include revenue from Prime Time Broadband for April and May, 2007, our revenues for the quarter would have increased by $100,000+.  In addition, activity generated from AIMSolutions contracts during the same period in 2006 contributed to the quarter revenue substantially.  Cost of sales was $10,745, leaving a gross profit of $15,478 for the three month period of 2007 compared to cost of sales of $16,730 and a gross profit of $305,435 for the same three month period of 2006.

Our general and administrative expenses were $727,113 for three months ended June 30, 2007 compared to general and administrative expense of $567,697 for the same period in 2006.  The primary reason for the increase is attributed to acquisition and disposition costs along with normal G&A expenses added by including the new subsidiary, Streetfighter Marketing, Inc.  Our operating loss for the three months ended June 30, 2007, was $711,635 compared to $262,262 for the same period in 2006; the primary reason for the increase in the operating loss was the activity generated from major AIMSolutions contracts during the same period in 2006.

Six Month Periods Ended June 30, 2007 and 2006

We had $135,551 in revenue for the six months ended June 30, 2007, compared with $368,692 in revenue for the same six month period of 2006.  Cost of sales was $36,975, leaving a gross profit of $98,576 for the first six month period of 2007 compared with cost of sales of $42,132 and a gross profit of $326,560 for the same six month period of 2006.

Our general and administrative expenses were $1,183,010 for the six months ended June 30, 2007 compared to general and administrative expense of $1,057,593 for the same period in 2006. Our operating loss for the six months ended June 30, 2007, was $1,084,434 compared to $731,033 for the same period in 2006.

Liquidity and Capital Resources

At June 30, 2007, we had total current assets of $443,778 consisting of $150,061 in cash, $170,052 in accounts receivable, $5,500 of inventory and $118,165 in prepaid expenses.  Equipment, net of accumulated depreciation was $81,604 and other assets included $290,000 in loans and deposits on acquisition targets and $1,267,311 in net intangible assets which includes non-compete employment agreements, the Street Fighter and Bill Main brand and copyrights, and letters of intent.

Our liabilities at June 30, 2007, totaled $4,816,926 and consisted of $711,063 in accounts payable, $46,800 in deferred revenue, $975,971 in notes payable to related parties, $804,742 in accrued interest payable to related parties, $1,409,736 in notes payable and $868,614 in accrued interest.

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

As of August, 2007, AIMS™ Worldwide, Inc., completed the acquisition of Target America, Inc., and controlling interest in IKON Holdings, Inc.  Company management is currently seeking capital to purchase another group of profitable operating organizations which are currently being identified.  In accordance with the AIMS™ Five Year Plan, the target companies are currently financially healthy operating entities that, once acquired, will help fulfill AIMS' unique mission of organically growing a viable network of affiliated marketing and media subsidiaries.

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.  Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

During the three months ended June 30, 2007, we issued 1,700,000 shares of common stock to six shareholders for total proceeds of $140,000 plus stock subscriptions of $242,500.  In addition we issued 117,343 shares of common stock for services valued at $73,492.  We issued 382,500 shares of common stock to escrow as part of the purchase price for the acquisition of Bill Main and Associates and as deposits on future acquisitions.  Fair value of shares issued for services and for the acquisition was determined by the board of directors in relation to the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

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

AIMS™ WORLDWIDE, INC.

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr. / August 17, 2007

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / August 17, 2007

Chief Financial Officer