Form 10QSB
period 2007-09-30
AIMS WORLDWIDE INC
filed 2007-11-19
CIK 1094363

OMB APPROVAL OMB Number: 3235-0416 Expires: June 30, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  43,895,075, as of November 19, 2007.

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

The accompanying balance sheet of AIMS™ Worldwide, Inc. at September 30, 2007, and the related statements of operations, shareholders deficit and cash flows, for the three months and nine months ended September 30, 2007 and 2006 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

September 30, 2007

(unaudited)

Assets

Current assets
Cash	$489,641
Accounts receivable, net	278,819
Inventory	5,500
Prepaid expense	28,310
Total current assets	802,270

Property and equipment
At cost, net of accumulated depreciation of $26,180	198,623

Other assets
Deposits and other assets	109,619
Intangible assets, net of amortization of $424,907	5,589,317

Total assets	$6,699,829

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$490,951
Accounts payable - related parties	130,207
Deferred revenue	95,230
Current portion of long term debt	655,053
Notes payable	1,174,492
Notes payable - related parties	975,971
Accrued interest payable	908,035
Accrued interest payable - related parties	824,971
Total current liabilities	5,254,910
Long term debt	373,936
Total liabilities	5,628,846
Minority interest	(108,018)
Contingencies (see Note C)	-0-
Stockholders' equity
Preferred stock held in escrow, $.001 par value, 10,000,000 shares
authorized, 7,100,000 shares issued and 2,128,500 outstanding	7,100
Common stock, $.001 par value, 100,000,000 shares authorized
43,495,075 shares issued and 43,495,075 outstanding	43,495
Additional paid-in capital – preferred stock	3,488,398
Additional paid-in capital – common stock	9,134,306
Stock subscription receivable	(50,000)
Deficit retained	(11,444,298)
Total stockholders' equity	1,179,001

Total liabilities and stockholders' equity	$6,699,829

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	September 30,
	2007	2006

Revenue	$987,202	$401,908

Operating expenses
Cost of sales	198,765	3,661
General and administrative expenses	1,838,164	750,428
General and administrative expenses - related parties	20,605	33,172
	2,057,534	787,261

Operating loss	(1,070,332)	(385,353)

Interest expense, net	(71,380)	(31,549)
Interest expense, net - related parties	(20,230)	(27,546)
Minority interest	36,483	-

Loss from continuing operations before provision for income taxes	(1,125,459)	(444,448)

Income taxes	-	-

Loss from continuing operations	(1,125,459)	(444,448)

Loss on sale of discontinued operations, net of income taxes	(9,101)	-
Earnings from equity investments held for sale, net of income taxes	15,324	74,869

Net loss	$(1,119,236)	$(369,579)

Net loss available to common shareholders after beneficial conversion feature	$(3,619,236)	(369,579)

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.01)

Basic and diluted loss per share to common shareholders	$(0.08)	$(0.01)

Weighted average number of
shares outstanding	43,718,602	36,215,444

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Revenue	$1,122,753	$770,600

Operating expenses
Cost of sales	235,740	45,793
General and administrative expenses	3,037,214	1,742,352
General and administrative expenses - related parties	4,565	98,841
	3,277,519	1,886,986

Operating loss	(2,154,766)	(1,116,386)

Interest expense, net	(152,801)	(95,328)
Interest expense, net - related parties	(60,030)	(82,638)
Minority interest	36,483	-

Loss from continuing operations before provision for income taxes	(2,331,114)	(1,294,352)

Income taxes	-	-

Loss from continuing operations	(2,331,114)	(1,294,352)

Gain (Loss) on sale of discontinued operations, net of income taxes	(4,305)	34,497
Earnings from equity investments held for sale, net of income taxes	(27,878)	163,419

Net loss	$(2,363,297)	$(1,096,436)

Net loss available to common shareholders after beneficial conversion feature	$(4,863,297)	$(1,096,436)

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.03)

Basic and diluted loss per share to common shareholders	$(0.13)	$(0.03)

Weighted average number of
shares outstanding	38,638,712	34,044,635

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

			Additional			Additional	Stock	Stock
	Common Stock		Paid-in	Preferred Stock		Paid-in	Held In	Subscription	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Escrow	Receivable	Deficit	Total

Balance,
January 1, 2007	40,044,248	$40,044	$9,011,069	-	$ -	$ -	$(1,735,000)	$(50,000)	$(9,081,001)	$(1,814,888)

Common stock
issued for cash	2,090,000	2,090	422,910				-		-	425,000

Preferred stock
Issued for cash				7,100,000	7,100	3,488,398				3,495,498

Common stock
issued for services	335,327	335	207,377				-	-	-	207,712

Common stock
issued for debt	100,000	100	22,900				-	-	-	23,000

Common stock
issued for
acquisition(s)	825,500	826	189,039				-	--	--	189,865

Common stock
issued for
proposed
acquisition(s)	300,000	300	269,700				(270,000)	-	-	-

Common stock
received for
sale of subsidiary	(200,000)	(200)	(117,800)				-	-	-	(118,000)

Completion
of acquisitions	-	-	(870,889)				2,005,000	-	-	1,134,111

Loss for period	-	-	-				-	-	(2,363,297)	(2,363,297)

Balance,
September 30,
2007	43,495,075	$43,495	$9,134,306	7,100,000	$7,100	$3,488,398	$ -	$(50,000)	$(11,444,298)	$1,179,001

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,363,297)	$(1,096,436)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	304,197	67,831
Loss (Income) from equity investments	-	(184,007)
Loss (Income) from minority interest	(36,483)	-
Stock issued to employees and others for services	207,712	315,300
	(1,887,871)	(897,312)
Changes in current assets and liabilities:
Accounts receivable and other current assets	38,658	(261,620)
Accounts payable and other current liabilities	308,965	62,034
Net cash used in operating activities	(1,540,248)	(1,096,898)

Cash flows from investing activities:
Purchase of equipment	(33,744)	(29,612)
Payments on acquisition	(3,160,000)	(35,000)
Cash received on acquisition	140,390	-
Proceeds from sale of subsidiary and equity investments	1,025,000	-
Distributions from equity investments	-	258,668
Investment in subsidiaries and equity investments	-	(90,000)
Net cash provided by (used in) investing activities	(2,028,354)	104,056

Cash flows from financing activities:
Proceeds from sale of common stock	325,000	835,000
Proceeds from sale of preferred stock	3,500,000	-
Offering costs for sale of stock	(4,503)	(19,772)
Proceeds from investor subscription paid	100,000	110,750
Repurchase common stock Proceeds of notes payable	- 295,000	(69,432) -
Repayments of notes payable	(174,196)	(158)
Net cash provided by financing activities	4,041,301	856,388

Net increase in cash	472,699	(136,454)

Cash, beginning of period	16,942	282,566
Cash, end of period	$489,641	$146,112

Cash paid during the period for:
Interest	$27,729	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Stock issued to escrow for acquisition	$459,865	$-
Stock issued to settle debt	$23,000	$-

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

The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2006.

NOTE B:  SUBSIDIARIES AND EQUITY INVESTMENTS

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following subsidiaries: Harrell, Woodcock, and Linkletter, Inc., AIMS Interactive, Inc., ATB Media, Inc., Streetfighter Marketing, Inc., and Bill Main and Associates, Inc.  In addition, on July 26, 2007, the Company acquired Target America, Inc., and 55% of IKON Public Affairs Group, LLC.

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

On May 31, 2007, the Company sold Prime Time Broadband, Inc. and its remaining core construction and operating business to its former owner.  Consideration for the sale were 200,000 shares of the Company’s common stock valued at the current market value of $.59 per share or a total of $118,000.

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

On May 16, 2007, the Company completed the acquisition of the common stock of Barbara Overhoff, Inc., d/b/a Bill Main and Associates.  Consideration of the acquisition was 743,000 shares originally issued, 82,500 shares issued to escrow and $175,000 paid in cash.  The shares are valued at fair value determined by the market price on the date of the agreement, January 18, 2007, or $.23 per share.  Stock fair value will be $170,890 for current issue shares, and $18,975 for escrow shares, for a total investment of $364,865.  This acquisition was recorded as a purchase and operations were included in Company operations from the date of the acquisition, May 16, 2007.  The purchase price was allocated to the acquired assets and assumed liabilities based on the fair value of the assets and liabilities and recorded as follows:

Current assets	$116,579
Property and equipment	33,312
Non-compete agreements	400,000
Trademark and trade secrets	168,945
Total assets acquired	718,836
Current liabilities	(353,971)
Total liabilities assumed	(353,971)
Net assets acquired	$364,865

Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the intangible value of the personal services of the two principals; additional value was in the reputation and work product and methods of those individuals.  Accordingly, the substantial intangible value was allocated to the noncompete restrictions in the purchase agreements and the remainder to trademarks and trade secrets such as work methods, copyrights, and proprietary information interchange available at www.BillMainandAssociates.com and its proprietary “Trade Secrets” as specifically noted on the website.  Cost of the intangible assets will be amortized over the five-year life of the non-compete agreements resulting in an annual amortization charge of $113,789 for each of the five years.

On July 26, 2007, the Company completed the acquisition of the limited liability interest in IKON Public Affairs Group, LLC.  The interest is 55% ownership in the business transferred to the LLC from IKON Holdings, Inc.  Consideration of the acquisition was 1,650,000 shares originally issued in 2006, valued at that time at $.90 per share and held in escrow pending funding.  Closing was July 26, 2007 with final payment of $1,385,000 in cash in addition to $100,000 previously paid.  The shares are valued at fair value determined by the market price on the date of closing of the transaction in 2007 at $.58 per share.  Stock and cash consideration total $2,442,000 as total payment for the 55% ownership interest.  This acquisition was recorded as a purchase and operations were included in Company operations from the date of the acquisition, July 26, 2007.  The purchase price was allocated to the acquired assets and assumed liabilities based on the fair value of the assets and liabilities and recorded as follows:

Current assets	$274,968
Property and equipment	109,138
Other assets	77,254
Intangibles	2,529,431
Total assets acquired	2,990,791
Current liabilities	(268,419)
Long term liabilities	(280,372)
Total liabilities assumed	(548,791)
Net assets acquired	$2,442,000

IKON Public Affairs Group, LLC is a limited liability company formed under the of Delaware laws.  Post-closing, IPAG, through its offices in Washington, D.C., and Denver, Colorado, will continue the business previously conducted by IKON Holdings, Inc., providing consulting services in connection with political campaigns and issue advocacy.  Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the intangible value of the customer list and services of the two principals, including the reputation and work product and methods of those individuals.  Accordingly, the substantial intangible value was allocated to the acquisition of these services.  Cost of the intangible assets will be amortized over the five-year expected life resulting in an annual amortization charge of $505,886 for each of the five years.

On July 26, 2007, the Company completed the acquisition of 100% of the common stock of Target America, Inc.  Consideration of the acquisition was 277,778 shares originally issued in 2006, valued at that time at $.90 per share, or $250,000 and held in escrow pending funding.  Closing was July 26, 2007 with a final payment of $1,600,000 in cash in addition to $150,000 previously paid and issuance of an additional 300,000 shares of common stock valued at $.58, or $270,000.  The shares are revalued at fair value determined by the market price on the date of closing in 2007.  Stock and cash total $2,085,111 as total payment for the acquisition.  This acquisition was recorded as a purchase and operations were included in Company operations from the date of the acquisition, July 26, 2007.  The purchase price was allocated to the acquired assets and assumed liabilities based on the fair value of the assets and liabilities and recorded as follows:

Current assets	$72,125
Property and equipment	20,000
Other assets	5,000
Software systems and programs	2,066,605
Total assets acquired	2,163,730
Current liabilities	(78,619)
Total liabilities assumed	(78,619)
Net assets acquired	$2,085,111

Based in Fairfax, Virginia, with offices in Indianapolis, Indiana, and Chicago, Illinois, Target America, Inc. was founded in 1995, under the laws of the Commonwealth of Virginia, to meet the rapidly changing needs of not-for-profit charity and philanthropy fundraising professionals.  The company is a constant innovator in the field of contributor and donor prospect research, developing and launching a completely online prospect screening service in 2003.  Target America continues to upgrade and develop this tool, which now includes a wide range of services from automated Internet research to an integrated moves management system to serve not only the not-for profit community, but business, commerce and financial institutions as well.  Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the intangible value of the reproduceable value of the source code and software and the expansion opportunities enabled.  Accordingly, the substantial intangible value was allocated to the code.  Cost of the intangible assets will be amortized over the five-year expected life of the source code and systems resulting in an annual amortization charge of $413,321 for each of the five years.

Pro forma results of operations had Bill Main, IKON, and Target America been included in operations for the years ended December 31, 2006 and the nine months ended September 30, 2007 are as follows:

	AIMS	Bill Main	IKON	Target America	Pro Forma
	Worldwide	January 1 to	January 1 to	January 1 to
	As Reported	May 16, 2007	July 26, 2007	July 26, 2007
Nine months 2007
Revenue	$1,122,753	$142,879	$1,579,829	$660,222	$3,505,683
Operating income (loss)	(2,164,606)	(92,198)	54,015	5,547	(2,197,242)
Net income (loss)	(2,363,297)	(92,198)	97,209	45,753	(2,312,533)
Net loss per share	(.06)				(.06)

	AIMS
	Worldwide
	As Reported	Bill Main	IKON	Target America	Pro Forma
Year 2006
Revenue	$1,742,387	$544,988	$10,171,181	$1,143,577	$13,602,133
Operating loss	(3,166,580)	(57,439)	(81,794)	(106,180)	(3,411,993)
Net loss	(3,202,663)	(57,439)	(70,051)	(103,659)	(3,433,812)
Net loss per share	(.09)				(.09)

NOTE C:  CONTINGENCIES

The Company provides professional services to certain clients under payment arrangements that include both current and future components.  Under two such arrangements, we have completed work during 2007 at a total agreed value of $180,000.  Of this amount, our agreements provide that $45,000 is either currently due (or is paid), and accordingly $45,000 has been immediately recorded as revenue.  In addition, the agreement provides that the remaining $135,000 has been earned and will become payable to us when certain events occur in the future, generally the client’s expected funding or equity transactions.  Due to the uncertainty of the timing of these future events, we have not included this amount in revenue or accounts receivable at September 30, 2007, but will do so when the uncertainty of the triggering event has been eliminated.  If we were able to include the $135,000 in our revenue calculation of September 30, 2007, our revenue would total $1,257,753.

The Internal Revenue Service is presently auditing IKON Holdings, Inc, the corporation from which AIMS acquired the 55% interest in IKON Public Affairs Group, LLC.  The examination is not complete and no expense to AIMS is expected as a result of the examination.

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

NOTE E:  COMMON EQUITY TRANSACTIONS

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

During the three months ended June 30, 2007, we issued 1,700,000 shares of common stock to six shareholders for total proceeds of $140,000 plus stock subscriptions of $242,500.  In addition we issued 117,343 shares of common stock for services valued at $73,492.  We issued 82,500 shares of common stock to escrow as part of the purchase price for the acquisition of Bill Main and Associates, and we released 743,000 shares of common stock which were previously escrowed.  We issued 300,000 shares of common stock to escrow as a deposit on an acquisition.  We received 200,000 shares valued at $118,000 from William Strickler which he returned to the Company as part of the Prime Time Broadband, Inc., disposition.  Fair value of shares issued for services and for the acquisition was determined by the board of directors in relation to the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

During the three months ended September 30, 2007, we issued 400,000 shares of common stock to one shareholder for total proceeds of $100,000 and cancelled stock subscriptions for 500,000 or $142,500.  In addition we issued 162,484 shares of common stock for services valued at $94,380.  We issued 300,000 shares of common stock as part of the purchase price for the acquisition of Target America, and we released 1,762,778 shares of common stock which were previously escrowed to complete the acquisition of Target America and IKON.  Fair value of shares issued for services and for the acquisition was determined by the board of directors in relation to the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

In total, during the nine months ended September 30, 2007, we issued 2,090,000 shares of common stock for total proceeds of $425,000.  In addition we issued 335,327 shares of common stock for services valued at $207,712 and we issued 100,000 shares of common stock valued at $23,000 in payment of trade debt.  We issued 825,000 shares of common stock as part of the purchase price for the acquisition of Bill Main and Associates, we issued 300,000 shares of common stock for the acquisition of Target America and we released 1,762,778 shares of common stock that were previously escrowed to complete the acquisition of Target America and IKON.

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the nine months ended September 30, 2007:

	Media	Media	Consulting	Strategy		Public		Digital	Corporate
	Services	Properties	Services	& Planning		Affairs		Marketing	Overhead	Total

Revenues	$-	$-	$75,000	$168,635		$555,053		$324,065	$-	$1,122,753

Loss from
operations	$-	$(30,325)	$(2,147)	$(381,641)		$(226,569)		$(44,001)	$(1,470,082)	$(2,154,765)

Loss from discon-
tinued operations	$(32,183)	$-	$-	$-	$		$		$-	$(32,183)

Net income (loss)	$(30,562)	$(208,228)	$2,904	$(406,597)		$(199,656)		$(46,774)	$(1,474,384)	$(2,363,297)

Identifiable assets, net	$-	$-	$252,287	$1,027,831		$2,474,795		$2,028,852	$4,174	$5,787,940

We report the following information on our business segments as of and for the nine months ended September 30, 2006:

		Media	Media	Consulting	Corporate
		Services	Properties	Services	Overhead	Total

Revenues	$		$-	$770,600	$-	$770,600

Loss from
operations		$-	$(190,082)-	$615,050	$(1,568,451)	$(1,116,386)

Income from
Discontinued operations		$197,916	$-	$-	$-	$197,916

Net income (loss)		$49,381	$(190,082)	$615,050	$(1,570,785)	$(1,096,436)

Identifiable assets, net		$218,506	$-	$-	$22,320	$240,826

NOTE G:  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, the Company obtained short-term loans totaling $60,000 from an officer and an officer’s spouse.  All amounts were repaid at September 30, 2007.

NOTE H:  CONVERTIBLE PREFERRED EQUITY AND CONTINGENCY

On July 26, 2007, the Company entered a Preferred Stock Purchase Agreement, (the “Agreement”), with Liberty Growth Fund, LP.  Under the Agreement, Liberty could purchase up to a total of 5,000,000 shares of the Company’s Series A Preferred Stock at a price of $8,000,000.  The Series A Preferred Stock is convertible into common stock of the Company in the ratio of five (5) shares of common for each share of Series A Preferred Stock. Liberty also received warrants to purchase shares of the Company’s Common Stock as follows: 21,875,000 shares at $.50; 4,000,000 at $.50; 6,000,000 shares at $1.00 and 6,000,000 shares at $2.00, with the Company holding call rights.

As a condition of the Agreement, the Company issued Lerota, LLC, who acted as the facilitator of the transaction between the Company and Liberty, a warrant for 3,143,750 shares of common stock with an exercise price of $0.01 per share in addition to cash fees of $350,000 for the first round and $450,000 for the second round.  The warrant is vested and expires July 2012. The quoted market price of the stock was $0.58 per share.  The Company valued the warrants at an average of $0.57 per share, in accordance with SFAS 123(R) using a risk-free interest rate of 4.3%, a dividend yield of 0.0%, a calculated volatility factor of 188% and an expected life of five years.  The calculated value of $1,800,000 was recorded as offering costs and charged to additional paid in capital in the financial statements.

The funding is a bifurcated transaction whereby the 1st Round Financing consists of $3,850,000 in exchange for 2,187,500 shares of Series A Preferred Stock.  The 2nd Round Financing of $4,500,000 in exchange for 2,812,500 shares of Series A Preferred Stock must be completed within 120 days of the date of the Agreement and requires the Company to acquire a target meeting certain requirements.

If the Company fails to acquire the 2nd Round Acquisition Target prior to the 2nd Round closing date, then the Company will issue an additional 500,000 shares of Preferred Stock to Liberty as a penalty.

If for the twelve months ended December 31, 2007, the Company’s pro forma EBITDA target is not met, then the Company shall issue an additional 1,600,000 shares of Preferred Stock to Liberty as a penalty.

Further, should the Company be subject to penalties, the Company will also issue additional warrants to purchase common stock to Lerota, LLC in the amount of 187,500 shares of Common Stock at $.01 for the Acquisition penalty and 825,000 shares of Common Stock for the EDITDA penalty.

The Agreement requires the Company to register the shares of common stock underlying the Series A Preferred Stock with the Securities and Exchange Commission on Form SB-2 and to appoint Mr. Philip A. Seifert, a principal of Liberty Growth Fund, LP, to the Board of Directors of the Company.

Concurrent with entering the Agreement, the parties closed on the 1st Round Financing.  The Company substantially used the funds to complete its acquisition of 55% of IKON Public Affairs Group, LLC, and 100% of Target America, Inc.

The Company previously disclosed that on July 26, 2007 (the “Closing Date”) it sold 2,187,500 convertible preferred shares (the “Purchased Securities”) to Liberty Growth Fund L.P (“Liberty”).  The closing of the transaction was administered by Cardinal Trust and Investment, a Division of Cardinal Bank (“Cardinal”), acting as Escrow Agent pursuant to a written escrow agreement dated July 19, 2007 (the “Escrow Agreement”).  The Company, Liberty and Cardinal were all parties to the Escrow Agreement.

Also on July 26, pursuant to previously disclosed pre-existing agreements, the Company acquired 55% of IKON Public Affairs Group, LLC, and 100% of Target America, Inc.

In discussions with Cardinal officials and representatives of Liberty subsequent to the Closing Date, the Company was advised that Liberty did not provide the funds required to complete the purchase transaction, and that Lerota Capital, who received a fee for its services in the transaction, had returned the entire amount to Cardinal.

On August 9, Cardinal Bank filed suit in the Fairfax County Circuit Court (Civil Action No. 2007-9626), naming Philip August Seifert and Liberty Growth Fund L.P. as defendants, seeking recovery of funds disbursed by Cardinal Bank together with interest and costs. The Company is not a party to the litigation.

Since the Closing Date, the Company has continued performing its obligations under the terms of the Stock Purchase Agreement with Liberty. The Company has initiated efforts to secure replacement financing. There is no assurance that alternative financing can be timely obtained on reasonable terms or at all.

As of September 30, 2007, the Company had not incurred any liabilities under the Stock Purchase Agreement with Liberty for liquidated damages.  The agreement required the Company to file a registration statement within 45 days of closing the Liberty transaction.  However, Liberty's failure to perform under the contact mitigates the Company's late performance.  The Company is working toward filing the required registration statement and fulfilling its obligations to Liberty.  We do not believe Liberty will in any way pursue the liquidated damages clause regarding the registration statement.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the convertible preferred stock. The Company recognized and measured an aggregate of $2,500,000, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a return to the convertible preferred stock holders. Since the preferred shares were convertible at the date of issuance, the return to the preferred shareholders attributed to the beneficial conversion feature has been recognized in full at the date the convertible preferred stock was issued.

NOTE I:  LONG TERM DEBT

Long-term debt acquired in the 2007 acquisitions consisted of the following:

Note payable to a bank, due in monthly installments of $3,718 including interest at prime plus 1%, maturing November 2010, secured by the personal guarantees of IKON members	$239,839
Note payable to a bank, unsecured with interest at prime plus 1%	210,000
Capitalized vehicle lease obligation, non-cancellable	115,606
Notes payable to former shareholders, interest at 9%	189,265
Bank lines of credit, interest at 11%	274,279

1,028,989
Less: current maturities	655,053

Long-term debt	$373,936

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

AIMS™ Strategy and Planning Group has teamed with its subsidiaries/strategic partner companies Harrell Woodcock and Linkletter, Streetfighter Marketing, Inc., and Bill Main & Associates (purchased by AIMS Worldwide, Inc., on May 16, 2007).  This group provides marketing research, strategy, planning, consulting and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.

AIMS™ Public Affairs Group, including 55% ownership interest in IKON Public Affairs Group, LLC, acquired July 26, 2007, will concentrate on bringing the best and latest information and ideas from around the United States concerning candidates, public issues, public policy, legislation, state and local ballot measures.  This group will provide solutions to finding information on issues and organizations concerning local, state and national governments.

AIMS™ Public Relations Group and a strategic partner, a New York City public relations firm, will concentrate on creating public relations, publicity and special events through various media, networking, and promotions for its clients.

AIMS™ Digital Marketing Group, including subsidiary Target America, Inc., acquired July 26, 2007, and strategic partner Advocast, Inc., will focus its activities on using and applying digital technologies for improving ROMI™ for AIMSolutions Consulting Group clients.

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

Harrell, Woodcock, & Linkletter, Inc.

HWL, acquired April 15, 2005, is a strategy and planning company that, at the time of purchase, had letters of intent to acquire Bill Main and Associates and Streetfighter Marketing.  The acquisition by AIMS assigned the letters of intent to AIMS.

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

IKON Public Affairs Group LLC

On July 26, 2007, we acquired 55% ownership of IKON Public Affairs LLC, and activated our AIMS™ Public Affairs Group along with our strategic partner IKON Holdings, Inc.  This subsidiary will concentrate on bringing the best and latest information and ideas from around the United States concerning candidates, public issues, public policy, legislation, state and local ballot measures. This group will provide solutions to finding information on issues and organizations concerning local, state and national governments.

Target America, Inc.

On July 26, 2007, we acquired Target America, Inc. and activated AIMS™ Digital Marketing Group along with its strategic partner Advocast, Inc.  This subsidiary will focus its activities on using and applying digital technologies for improving ROMI™ for AIMSolutions Consulting Group clients.

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

Employees

AIMS™ Worldwide, Inc., corporate headquarters has four employees, and including our wholly-owned and operating subsidiaries, has a total of approximately 25 employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.

Description of Property

Our corporate headquarter is at 10400 Eaton Place, Suite 203, Fairfax, Virginia 22030.  We have an additional office in Tampa, Florida at a cost of $303 per month under a month-to-month arrangement.  Our subsidiary Streetfighter Marketing, Inc., leases office space in Gahanna, Ohio, and our subsidiary Bill Main and Associates leases office space in Chico, Calif.  IKON Public Affairs Group, LLC, has locations in Arlington, Va., and Denver; and Target America, Inc., is located in Fairfax, Va., and Indianapolis.

Three Month Periods Ended September 30, 2007 and 2006

We had $987,202 in revenue for the three months ended September 30, 2007, compared with $401,908 in revenue for the same three month period of 2006; substantially due to the acquisition of IKON and Target.  In addition, activity generated from AIMSolutions contracts during the same period in 2006 contributed to the quarter revenue substantially.  Cost of sales was $198,765, leaving a gross profit of $788,437 for the three month period of 2007 compared to cost of sales of $3,661 and a gross profit of $398,247 for the same three month period of 2006.

Our general and administrative expenses were $1,858,769 for three months ended September 30, 2007 compared to general and administrative expense of $783,600 for the same period in 2006.  The primary reason for the increase is attributed to acquisition and disposition costs along with normal G&A expenses added by including the new subsidiaries, IKON, Target America, Bill Main and Associates, and Streetfighter Marketing.  Our operating loss for the three months ended September 30, 2007, was $1,119,236 compared to $369,579 for the same period in 2006; the primary reason for the increase in the operating loss was the substantial increase in activity related to four acquisitions.

Nine Month Periods Ended September 30, 2007 and 2006

We had $1,122,753 in revenue for the nine months ended September 30, 2007, compared with $770,600 in revenue for the same nine month period of 2006.  Cost of sales was $235,740, leaving a gross profit of $887,013 for the nine month period of 2007 compared with cost of sales of $45,793 and a gross profit of $724,807 for the same nine month period of 2006.

Our general and administrative expenses were $3,041,779 for the nine months ended September 30, 2007, compared to general and administrative expense of $1,841,193 for the same period in 2006.  Our operating loss for the nine months ended September 30, 2007, was $2,363,297 compared to $1,096,436 for the same period in 2006.

Liquidity and Capital Resources

At September 30, 2007, we had total current assets of $802,270 consisting of $489,641 in cash, $278,819 in accounts receivable, $5,500 of inventory and $28,310 in prepaid expenses.  Equipment, net of accumulated depreciation was $198,623 and other assets included $5,589,317 in net intangible assets, a substantial increase due to the acquisitions of IKON and Target America this quarter.

Our liabilities at September 30, 2007, totaled $5,628,846 and consisted of $621,158 in accounts payable, $95,230 in deferred revenue, $975,971 in notes payable to related parties, $824,971 in accrued interest payable to related parties, $2,203,481 in notes payable and $908,035 in accrued interest.

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

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.  Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

During the three months ended September 30, 2007, we issued 400,000 shares of common stock to one shareholder for total proceeds of $100,000 and cancelled stock subscriptions for 500,000 or $142,500.  In addition we issued 162,484 shares of common stock for services valued at $94,380.  We issued 300,000 shares of common stock as part of the purchase price for the acquisition of Target America, and we released 1,762,778 shares of common stock which were previously escrowed to complete the acquisition of Target America and IKON.  Fair value of shares issued for services and for the acquisition was determined by the board of directors in relation to the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

During the three months ended September 30, 2007, we issued 2,187,500 shares of preferred stock for which the Company received $3,500,000 from Liberty Capital growth Fund LLC.  In addition the company issued 4,812,500 shares of preferred stock to escrow as part of the Liberty transaction.

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

AIMS™ WORLDWIDE, INC.

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr. / November 19, 2007

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / November 19, 2007

Chief Financial Officer