Form 10KSB
period 2007-12-31
AIMS WORLDWIDE INC
filed 2008-03-31
CIK 1094363

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2008
Estimated average burden
Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-51732

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

State issuer’s operating revenues for its most recent fiscal year:  $2,119,459

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value (market cap) of the issuer’s common stock held by non-affiliates at March 17, 2008, is deemed to be $6,631,935 (28,834,500 shares at 23 cents per share).

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At March 17, 2008, there were 45,687,843 shares of common stock of the registrant outstanding, par value $.001.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐  No  ☒

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

On December 17, 2002, we acquired AIMS Worldwide, Inc., incorporated in Nevada on October 7, 2002, as Accurate Integrated Marketing Solutions Worldwide, Inc., to act as the successor to AIMS™ Group, LLC which was organized in Virginia in November 2001.  As a result of this acquisition, we changed our name to AIMS Worldwide, Inc.

Our principal executive offices are at 10400 Eaton Place, #203, Fairfax, VA 22030.  Our telephone number is 703/621-3875 and our fax number is 703/621-3870.  Our URL is www.AIMSWorldwide.com

Our Business

AIMS Worldwide, Inc. (“AIMS™ or “AIMS”) is a vertically integrated marketing communications consultancy providing organizations with its AIMSolutions branded focused marketing solutions at the lowest possible cost.  AIMS™ (Accurate Integrated Marketing Solutions) increases the accuracy of the strategic and tactical direction of its client's marketing program, improves results and reduces the cost, by refocusing "mass marketing" to a more strategic "One-2-One™" relationship with the ideal customer.  To further differentiate from the rest of the market, AIMS™ places intense focus on the Return on Marketing Investment, or "ROMI™."  The Company's goal is to provide clients with a measurable return by first conducting an audit of the client's existing marketing strategy in order to deliver an increased return on their investment.  AIMS™ is accelerating its growth by targeting and acquiring a group of core competency media and marketing communications services companies.

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

-

AIMSolutions Consulting Group focuses on the use and application of the AIMS™ ROMI™ scientific process to provide marketing research, analysis, and reports from which to initiate strategies, plans, measurement tools, and manage AIMS™ marketing programs for its clients.

-

AIMS™ Advertising Services Group and strategic partner Brad W. Baker Advertising Services and KassUehling, Inc., focus on full service advertising, creative design, advertising production, direct response and strategic media planning for its clients.

-

AIMS™ Strategy and Planning Group, through its subsidiaries Harrell Woodcock Linkletter, Street Fighter Marketing, and Bill Main & Associates, provides marketing research, strategy, planning, consulting and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.

-

AIMS™ Public Affairs Group, via its subsidiary IKON Public Affairs Group, LLC (“IKON” or “IPAG”), concentrates on bringing the best and latest information and ideas from around the United States concerning candidates, public issues, public policy, legislation, state and local ballot measures.  This group provides solutions to finding information on issues and organizations concerning local, state and national governments.

-

AIMS™ Public Relations Group will concentrate on creating public relations, publicity, promotions, and special events through various media, networking, and promotions for its clients.

-

AIMS™ Digital Marketing Group, via its subsidiary Target America, Inc., and strategic partner Advocast, Inc., focuses its activities on using and applying digital technologies for improving ROMI™ for AIMSolutions Consulting Group clients.

-

AIMS™ Media Group includes the Company’s subsidiaries AIMS™ Interactive, Inc., and ATB Media, Inc., which owns a 40% controlling interest in Radio Station KCAA in Loma Linda/San Bernadino, California, and minority interest in Group One Broadcasting, Inc., a Scottsdale, Arizona operator of the Talk One Radio Network.

AIMSolutions during the past five years has been a research and development consulting practice refining its accurate integrated marketing solutions scientific processes to “go to market” and sell the marketing solution product to fee-paid clients.  AIMSolutions has undertaken a number of client beta-tests in the on-going development of its vertically integrated marketing solution process.  Beta-test clients have been in a number of applications industries including but not limited to public policy issues, political campaign marketing, consumer electronics, medical and health care, distribution services, consumer package goods, restaurant, food service, and hospitality, etc.  The scope of these industry development activities has established a platform of knowledge, processes, and intellectual properties, sufficient as a proof-of-concept to introduce AIMSolutions and “go to market” in 2007.  Based on the aforementioned, management believes that we have completed our research and development stage, and AIMSolutions will be entering its going-concern revenue-driven consulting practice.

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

Our website, www.aimsworldwide.com, is our registered internet domain name owned and controlled by AIMS.

We also hold a technology license agreement with Advocast, Inc., a proprietary public issues digital marketing application service provider.

Subsidiaries

As part of its corporate development core competency acquisition strategy, AIMS Worldwide, Inc., owns the following subsidiaries:

Harrell Woodcock Linkletter & Vincent, Inc.

On April 15, 2005, AIMS completed its previously announced plan to acquire Harrell Woodcock Linkletter & Vincent, Inc., a Florida corporation (“HWL&V”).  The purchase price for the transaction was 500,000 shares of restricted common stock of AIMS™ in exchange for all of the issued and outstanding shares of HWL&V in cash and stock.  The Company relied on an exemption from registration pursuant to Section 4.2 of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid and the value of the transaction was determined by the board of directors.

Mr. B. Joseph Vincent, AIMS™ Chairman, was also a principal in HWL&V.  For this reason, Mr. Vincent recused himself from sharing in any financial gain from this transaction and did not share in the distribution of AIMS™ stock to the other principals of HWL&V.  Immediately after acquisition the company was renamed "Harrell, Woodock, and Linkletter," dropping the "V" which represented Mr. Vincent's former interest.

As part of the transaction, AIMS™ agreed to pay certain expenses of HWL&V in the amount of $8,922.44.  Included in the transaction were letters of intent issued by HWL&V to two specialty-marketing consulting firms, which AIMS™ has acquired.  HWL&V is a strategy, planning and marketing consulting group offering innovative new business and new market development services.

At the time of the HWL&V acquisition, we determined this acquisition not to be significant because HWL&V assets were valued at approximately $183,000, an amount less than 10% of the assets of the combined companies. In addition, the equity paid for HWL&V was less than 10% of the outstanding equity and HWL&V had not generated operating income from continuing operations before income taxes.

We reported this acquisition on April 18, 2005, on Form 8-K, along with a copy of the acquisition agreement.

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

Our shareholder and founder Michael Foudy and shareholder and founder Denison Smith were control shareholders of and are owed substantial amounts by ATB; and, Company shareholder, officer, and founder Gerald Garcia, Jr., was a shareholder and is a debtholder of ATB.  The assets of ATB secure portions of the ATB debt to Foudy and Smith.  As part of the Agreement, we are to arrange repayment/refinance/assumption of up to $5,000,000 (Five Million Dollars) in loan obligations of the Company, including obligations owed to Foudy, Garcia and Smith.

Under the terms of the Agreement, we issued 1,926,891 shares of Common Stock for all of the issued and outstanding shares of the ATB Common Stock.  Although we were to issue an additional 1,500,000 shares of our Common Stock to former ATB shareholders upon radio station KCAA receiving FCC approval of a power upgrade to at least 10,000 watts daytime if FCC approval were received within 36 months of Closing Date, that date is past.  The shares of our Common Stock were to be issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.  The availability of Section 4(2) was contingent upon the satisfaction of certain criteria thereunder.

ATB currently owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernardino, California and owns rights to receive income participation from one or more radio stations if and when acquired.  KCAA operates in a 24-hour broadcast cycle.  On March 19, 2008, station management received approval from the FCC for a construction permit that would allow station management to expand the current facility to support daytime broadcasts at 10,000 watts.

ATB holds a minority interest in Group One Broadcasting, Inc. that was organized to, among other matters, meet the needs and demands for quality radio programming.  Group One Broadcasting, Inc. is the operator of the Talk One Radio Network in Scottsdale, Arizona.

In conjunction with the acquisition of ATB Media, AIMS™ issued 1,206,221 shares for the extinguishments of $1,326,842 of outstanding debt and accrued interest.  The number of shares to be issued and the amount of debt to be extinguished were determined as part of the negotiation of the acquisition of ATB.  Per agreement, the debt was to be extinguished by issuing stock valued at 110% of the then current market price, or $1.10 per share based on the market price of $1.00 per share on June 25, 2004.  We determined fair value of the common stock to be $0.67 per share by comparison to cash prices paid for shares.  The difference of $0.43 per share between the agreed price and fair value resulted in a gain from the extinguishments of debt of $518,675 that was recorded as a capital transaction because the transaction was between related parties.  The total of the fair value of the stock issued and the gain on the extinguishments of debt, a total of $1,326,842 was added to paid-in capital.

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

We reported this acquisition on May 7, 2004, on Form 8K, along with a copy of the acquisition agreement.  On September 15, 2004, we submitted audited financial statements for ATB and pro forma financial information as an exhibit to Form 10Q filed for the quarter ended June 30, 2004.

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

AIMS™ and Broadcast Management Systems in Houston, the majority interest and operating owner of KCAA-AM Radio Station in Loma Lind/San Bernardino, California, have agreed to list the station for sale now that a 10,000 watt approval has been received from the FCC and anticipate selling the station in 2008.  However, there are no guarantees that or assurances that market conditions will be conducive to providing a suitable and acceptable purchaser.

Streetfighter Marketing, Inc.

On October 24, 2006, the Company entered an agreement with the shareholders of Streetfighter Marketing, Inc. (d/b/a Street Fighter Marketing), whereby the Company acquired 100% of the issued and outstanding stock of Streetfighter in exchange for 722,222 shares of the Company’s restricted common stock in a transaction valued at $650,000.  The agreement requires the Company to enter into employment agreements with two Streetfighter employees.

Streetfigher Marketing, Inc., headquartered in Columbus, Ohio, specializes in speaking, motivation, and publishing, training businesses how to market, promote and increase sales on a shoestring budget.  The Streetfighter client list includes AT&T, American Express, Walt Disney, Pizza Hut, Honda, Sony, Goodyear, Marvel Comics, The City of Dallas, the State of Arkansas, and the Country of India.

Bill Main and Associates

On May 16, 2007, the Company completed the purchase of Barbara Overhoff, Inc., d/b/a Bill Main and Associates, in Chico, Calif.  Total AIMS Worldwide, Inc., capital in escrow is 850,000 shares (743,000 shares at time of initial purchase and balance distributed at a later date) of restricted common stock and $175,000 in cash.  Bill Main and Associates is a leading strategy, planning, publishing, and consulting firm in the restaurant, food service, and hospitality industry.  A published author and noted speaker, Chairman Tucker W. “Bill” Main is a recognized authority in restaurant marketing, operations, and management.  He is a former President of the California Restaurant Association.  Their client roster includes Johnny Rockets, Hooters, Popeyes, Shakeys, Taco Johns, Famous Dave’s, and Buffalo Wild Wings.  Among distributor clients are SYSCO Food Services, Abbott Foods, Nabisco, Perdue, and US Foodservice.

Target America, Inc.

Acquired July 26, 2007, with a base in Fairfax, Virginia, and offices in Indianapolis and Chicago, Target America, Inc., was founded in 1995, under the laws of the Commonwealth of Virginia, to meet the rapidly changing needs of not-for-profit charity and philanthropy fundraising professionals.  The company is a constant innovator in the field of contributor and donor prospect research, developing and launching a completely online prospect screening service in 2003.  Target America continues to upgrade and develop this tool, which now includes a wide range of services from automated Internet research and Target Tiger™, and internet search engine, to an integrated management system to serve not only the not-for profit community, but business, commerce database profiles, retail, and financial institutions as well.

IKON Public Affairs Group, LLC

On July 26, 2007, AIMS Worldwide, Inc., acquired 55% of IKON Public Affairs Group, LLC, a limited liability company formed under the of Delaware laws.  Post-closing, IPAG, through its offices in Washington, D.C., and Denver, continues the business previously conducted by IKON Holdings, Inc., providing consulting services in connection with political campaigns and issue advocacy. Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the value of the customer list and services of the two principals, including the reputation and work product and methods of those individuals.

Competition

Marketing and Media services in its various forms are one of the most competitive segments of business, commerce and enterprise management.  With its recent introduction, changes and dynamics caused by new online/ interactive digital communication technologies to the traditional/offline communications mediums (broadcast, satellite cast, print, post and telephone) the marketing landscape has become one of the most complex competitive and revolutionary tapestries in the world.

Our internal research indicates that an estimated worldwide $1 trillion plus is spent annually on the full range of marketing, marketing communications, marketing services, media, and delivery systems.  This is a massive, diverse and fragmented service industry.  As such, globally there can be little doubt as to the competition in the marketing services space in which the leading companies, agencies and firms are better established, positioned, branded, staffed and capitalized than our Company.

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

Regulation

Our business is not regulated by any governmental agency and approval from any governmental agency is not required for us to market or sell our products.  However, some of our acquisitions may be subject to regulatory oversight. For example, the Federal Communications Commission regulates the radio property.

Employees

AIMS Worldwide, Inc., corporate headquarters has four employees, and, including our operating subsidiaries, has a total of approximately twenty-five employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.  As of March 31, 2008, we continued to have no formal employment agreements in place at the corporate level.

Item 2.  Description of Property

Our executive offices are located at 10400 Eaton Place, Suite 203, Fairfax, Virginia 22030.  Our subsidiaries which have separate offices are located as follows:  Bill Main and Associates has one office located in Chico, California; IKON Public Affairs Group has two main offices, one located in Arlington, Virginia, and the other in Denver; Streetfighter Marketing, Inc., has one office located in Gahanna, Ohio; and Target America has its base office in Fairfax, Virginia.

Item 3.  Legal Proceedings

Jose R. Trujillo v. Michael L. Foudy, AIMS Worldwide, Inc., American Institute for Full Employment, The Committee for Good Common Sense, et al., in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, case No. 502005CA005603XXXXMB, affidavit filed December 9, 2005.

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals, including AIMS™, alleging breach of contract.  Subsequent to December 31, 2007, Mr. Trujillo reached an agreement with Michael Foudy for payment of $25,000 due in three installments.  If Mr. Foudy defaults on the terms of the agreement, Mr. Trujillo will be due $35,000 from Mr. Foudy and $5,000 from AIMS Worldwide, Inc.  The AIMS portion will be payable at $2,500 per month for two months.  Also, subsequent to December 31, 2007, the parties discussed a settlement payment to Mr. Trujillo in the form of AIMS restricted common stock valued at $40,000.  The $40,000 of stock will be paid from Mr. Foudy’s AIMS stock holdings.  Management expects this legal matter to be settled in 2008.

The case is being handled by the following local Florida counsel:  Carl A. Cascio, Esquire, Carl A. Cascio, P.A., 525 N.E. Third Avenue, #102, Delray Beach, Florida 33444. Phone is 561-274-7473.  561-274-8305 is facsimile; e-mail: casciolw@bellsouth.net.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMWW.  At March 17, 2008, there were 263 shareholders of record holding 45,687,843 shares of common stock with 44,924,030 distributed.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.  The following table shows the highs and lows of the closing bid and ask on the Company’s stock for the previous two years.

	CLOSING BID		CLOSING ASK

2006	High	Low	High	Low
Jan. 2 thru March 31.67		.22	.74	.56
April 1 thru June 30.70		.25	.71	.40
July 1 thru Sept. 30.85		.20	1.01	.45
Oct. 1 thru Dec. 31.45		.11	.65	.15

	CLOSING BID		CLOSING ASK
2007	High	Low	High	Low
Jan. 2 thru March 31.55		.23	.70	.26
April 1 thru June 30.55		.35	.65	.55
July 1 thru Sept. 30.51		.35	.60	.36
Oct. 1 thru Dec. 31.40		.15	.60	.25

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

Recent Sales of Unregistered Securities

During 2007, we issued 2,490,000 shares of common stock for total proceeds of $525,000.  In addition we issued 676,827 shares of common stock for services valued at $290,452 and we issued 100,000 shares of common stock valued at $23,000 in payment of trade debt.  We issued 825,000 shares of common stock as part of the purchase price for the acquisition of Bill Main and Associates, we issued 650,000 shares of common stock for the acquisition of Target America and we released 1,762,778 shares of common stock that were previously escrowed to complete the acquisition of Target America and IKON.  We received and cancelled 200,000 shares valued at $118,000 as consideration for the sale of the Prime Time subsidiary.  The shares issued were recorded at fair value based on the market price on the date of the grant.  At December 31, 2007, stock subscriptions totaling $50,000 remained receivable.

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

Results of Operations for the Years Ended December 31, 2007 and 2006

We generated $2,119,459 in revenue from AIMSolutions and Streetfighter Marketing, Inc. continuing operations, and from Bill Main and Associates, IKON Public Affairs Group, LLC, and Target America, Inc., in 2007 compared to total corporate-wide revenue of $895,541 in 2006 (from AIMSolutions and subsidiaries owned at that time), a gain of more than 136% in 2007 over 2006.  None of the revenue generated in 2007 or 2006 was from related party transactions.

Operating expenses for the year ended December 31, 2007 were $5,081,698 compared to $4,078,479 in 2006, an increase of 25% year-over-year.  The primary reasons for the increase are the acquisitions of three companies in 2007 and the sale of the cable business.

Interest expenses in 2007 continued to accumulate because of the ATB Media acquisition in 2004. Interest expense booked in 2007 for this transaction is $157,294 to nonrelated party debt holders and $80,260 to related party debt holders.  KCAA management, in agreement with AIMS management, has initiated negotiations for the sale of ATB Media and its associated holding in radio station KCAA-AM in Loma Linda/San Bernardino, Calif.  Upon a successful completion of the sale, AIMS™ anticipates the elimination of most of its debt resulting from its acquisition of ATB on April 19, 2004.

For the year ending December 31, 2007, we had an operating loss of $3,189,670 compared to $3,202,663 in 2006, a decrease of $12,993.

Management Comments on 2007 Dispositions

On May 31, 2007, the Company sold Prime Time Broadband, Inc. to Prime Time Cable, Inc. of Orlando, Florida.

The sale of Prime Time Broadband completes a planned, two-phase asset exit from the private cable industry, while retaining certain marketing rights.  AIMS formed Prime Time Broadband in February 2005 with the purchase of substantially all of the private cable assets owned by William J. Strickler, founder of Prime Time Cable.

AIMS served more than 3,000 homes in the Orlando area with cable TV and High Speed Internet access before selling a majority of its cable property assets to Ygnition Networks on May 1, 2007.  Approximately 1,000 homes continued to receive private cable service from Prime Time after the Ygnition transaction.  Even though AIMS has sold Prime Time Broadband, Inc., the Company retains marketing rights with Ygnition.

Strickler is a private cable industry pioneer who is credited with developing one of the nation’s first deep fiber optic cable system in 1986.

Management Comment on Bill Main Acquisition

On May 16, 2007, the Company completed its acquisition of Barbara Overhoff, Inc., d/b/a Bill Main & Associates.

AIMS had held the strategic planning company’s purchase in escrow since January 18, 2007, when it signed an agreement in principal to acquire the business, completing the next step of its AIMS Strategy and Planning Group major business unit operations expansion.

Tucker W. “Bill” Main is chairman and co-founder of Bill Main & Associates. Main and his partner Barbara Overhoff Geshekter, President, CEO and co-founder of Bill Main & Associates, have more than 30 years of experience as brand, marketing and management consultants, speakers and authors.  Bill Main & Associates is based in Chico, California.

Management Comment on Financing Obtained in 2007

The Company signed a letter of intent on June 19, 2007 with Liberty Growth Fund LP pursuant to which Liberty was to provide up to $8 million for the purchase of convertible preferred stock and warrants.  Assuming full exercise of the warrants the aggregate strike price yielded up to $15 million to the Company.

The first tranche of the Liberty investment, in the amount of $3.5 million, was directed to conclude the acquisitions of Target America, Inc., and 55% of IKON Public Affairs Group, LLC, two of the Company’s targeted acquisitions in the build out of its marketing communications core competency.

The second tranche, in the amount of $4.5 million, was directed to conclude the purchase of a high EBITDA acquisition target in 120 days of the closing of the first tranche.

The second tranche of the investment and the exercise of the warrants have been deferred pending resolution of legal proceedings initiated by Cardinal Bank wherein Liberty, Philip A. Seifert (recently deceased), and the estate of Philip A. Seifert are named as defendants, and Cardinal is named as plaintiff.  AIMS is not a party to the litigation.

Management Comment on Target America Acquisition and IKON Public Affairs Group 55% Acquisition

On July 26, 2007, AIMS completed its acquisitions of Target America, Inc., and 55% of IKON Public Affairs Group, LLC.

Target America is a robust digital marketing firm in Fairfax, Virginia.  IKON Public Affairs is a prestigious, boutique public affairs and political campaign marketing management consulting firm based in the Washington, D.C., area.

Target America (www.tgtam.com) provides database research, development, management and digital marketing consultation services.  The firm was founded in 1995 to meet the rapidly changing needs of not for profit fundraising professionals. Target America maintains a completely online, wealthy donor prospect screening and search service that now has expanded into a full range of commercial applications for financial services, real estate, luxury goods, services and retail, which helps its clients identify ideal prospects.

IKON (www.ikoninc.net) specializes in advocacy and campaign management.  Organizations ranging from small non-profit institutions to foreign governments to major political issues, candidates and referenda have prospered from IKON’s advocacy and marketing execution.  The firm maintains offices in Washington, D.C.; Denver, Pittsburgh, and New York City.

Management Comment on Increase in Number of Authorized Shares

As reported on Form 14-C in October 2007, a majority of the shareholders of the Company approved an increase in the number of authorized shares of preferred stock from 10,000,000 to 20,000,000 and an increase in the number of authorized shares of common stock from 100,000,000 to 200,000,000.

Resignation of Chairman and Appointment of New Chairman

AIMS announced on July 26, 2007, that it appointed B. Joseph Vincent as Chairman of the Board of Directors.  Mr. Vincent replaces the Company’s founding chairman Michael L. Foudy who returned to private practice.

Prior to his appointment as Chairman, Mr. Vincent has served as Vice Chairman of the Board since the inception of AIMS.  He remains “chief strategy officer” of AIMS Worldwide in assuming the chairmanship of the Board of Directors.  He currently serves on the Board of Directors of IPG-Integrated Power Group, PLC; Kool House Publishing, Inc. and other companies, institutions and organizations.

New Board Members

Herbert I. London

AIMS announced on August 31, 2007, the appointment of Herbert I. London to its Board of Directors.  He will chair the Governance Committee.

Mr. London has served as President of the Hudson Institute, a non-partisan policy research organization, since September 1997.  He has been a member of the Hudson Institute Board of Trustees since 1974 and a senior fellow for more than thirty years, founding the Hudson’s Center for Education and Employment Policy.  Mr. London has authored several articles and publications on public policy, including “Fixing the National Intelligence Network and Decade of Denial.  Additionally, he campaigned as a 1989 Republican candidate for mayor of New York City and later as the Conservative Party candidate for Governor of New York in 1990.

Mr. London is currently on the Board of Directors of the National Chamber Foundation, the Board of Trustees for Merrill Lynch Asset Management, the Board of Directors of the National Association for Industry-Education Cooperation, and the Rose Hulman University Board of Trustees.  Mr. London has been named in the Directory of Distinguished Americans, Who’s Who in Education, Who’s Who in the East, Men of Distinction, and Who’s Who in America.  He was graduated from Columbia University in 1960 and received his Ph.D. from New York University in 1966.  He is professor emeritus of humanities at New York University.

Thomas W. Cady

The Company announced on August 31, 2007 the election of Thomas W. Cady to its Board of Directors.  He will chair the Compensation Committee.

Mr. Cady currently serves as the Chairman of AIMS Interactive and works with various technology companies on their product, market, distribution and funding initiatives.

Mr. Cady is a senior executive with an extensive background in the information technology industry.  He has in-depth general management experience, with expertise in marketing and sales leadership developed over 27 years in both corporate and entrepreneurial environments.  His career began with a strong foundation built at Xerox and IBM, where he continuously progressed through positions of increased responsibility in sales, marketing and general management.

More recently, Mr. Cady spent several years in the broadband communications industry, serving as Chief Marketing Officer for XO Communications and Adelphia Communications, President/ COO & co-founder of BroadStreet Communications, and President & CEO of two early stage software companies focused on broadband service providers.

Mr. Cady holds a B.S. degree in Business Administration from Virginia Tech and an M.B.A. from the University of Richmond.

Theodore L. Innes

The Company announced the election of Theodore L. Innes to its Board of Directors on December 11, 2007.  Mr. Innes is a non-practicing certified public accountant and will chair the Audit Committee.

Mr. Innes has served as Chief Marketing Office of Movie Gallery, the second largest North American home entertainment specialty retailer, since 2004.  Since joining Movie Gallery, Mr. Innes has refined the company’s marketing strategy, including redefining the brand identity and implementing the “Play On” tagline.  In addition, he has initiated and launched multiple business development programs that promote revenue growth through the acquisition and retention strategies, as well as website promotion.  Mr. Innes’ expertise has enabled Movie Gallery to participate in top-level branding initiatives with NASCAR sweepstakes and established tie-in partnerships with AOL and MasterCard.

In 1989, prior to joining Movie Gallery, Mr. Innes joined Blockbuster Entertainment as Director of Marketing Finance and was subsequently promoted to Vice President and Media Director before being appointed Vice President of Marketing for the Video Division in 1997.  While at Blockbuster, Mr. Innes was responsible for implementing the “Make It a Blockbuster Night” campaign, which still serves as the company’s logo.  Mr. Innes was graduated from the University of Kentucky with a B.S. degree in Accounting and subsequently became a Certified Public Accountant and a Certified Management Accountant.

New Auditor

On December 18, 2007, AIMS released by mutual consent Cordovano and Honeck, LLP, as its independent auditors and engaged Turner, Jones, and Associates, P.L.L.C., of Vienna, Virginia, as its successor independent audit firm.  AIMS resignation without prejudice of Cordovano and Honeck, originally engaged to audit the December 31, 2002, financial statements, was approved by the Company’s Board of Directors on December 11, 2007.

Cordovano and Honeck’s audit reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2005 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s financial statements for each of the two most recently filed financial statements for the years ended December 31, 2005 and 2006 and through the date hereof, there were no disagreements between AIMS and Cordovano and Honeck on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Cordovano and Honeck’s satisfaction, would have caused Cordovano and Honeck to make reference to the matter in its reports on the financial statements for such years.

In connection with the audits of the Company’s financial statements for each of the two most recently filed financial statements for the years ended December 31, 2005 and 2006 and through the date hereof, there have been no “reportable events” as defined in Regulation S-B, Item 304(a)(1)(iv).

In deciding to select Turner, Jones, and Associates, P.L.L.C, the Board of Directors reviewed auditor independence issues and existing commercial relationships with Turner, Jones, and Associates, P.L.L.C, and concluded that Turner, Jones, and Associates, P.L.L.C, has no commercial relationship with the Company that would impair its independence.  During the Company’s fiscal years ended December 31, 2005 and 2006 and through the date hereof, AIMS did not consult with Turner, Jones, and Associates, P.L.L.C, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

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

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future.  We are currently involved in one legal proceeding as discussed in “Item 3: Legal Proceedings.”  We believe that we have meritorious defenses to the claims against us.  However, even if successful, our defense against certain actions will be costly and could divert our management’s time.  If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business.  Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our segments.

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

We incurred operating losses of $2,962,239 in 2007.  We do not expect to have consistent profitable operations until 2008 and we cannot assure that we will ever achieve or attain profitability.  If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

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

Harrell, Woodcock, and Linkletter

Although Harrell, Woodcock, and Linkletter has no current on-going operation, we may ultimately get no return on our investment due to lack of acquisitions even tough the Company has acquired in this core competency platform Bill Main and Associates and Street Fighter Marketing.

We must introduce new products and services to grow our business.

Our success depends on our ability to develop and introduce new services that address our clients’ changing demands.  Any new products or services that we develop will have a highb degree of risk and need to meet the requirements of our current and prospective clients and may not achieve significant market acceptance.  The introduction of new products and services by our competitors, and the emergence of new industry standards, could render our existing products and services obsolete and unmarketable or require unanticipated investments in research and development.  If revenues generated from the use of our technologies do not cover these development costs, our operating results could be adversely affected.

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

Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Gerald Garcia, Jr., our Chief Executive Officer, B. Joseph Vincent, our Chairman, and Patrick J. Summers, our Chief Financial Officer and Recording Secretary.  We may be unable to retain existing management, technical, sales and client support personnel that are critical to our success, resulting in harm to key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.  The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

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

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-KSB.  In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.  This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

-

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the control environment included all significant locations and subsidiaries, except for the three subsidiaries that were acquired during 2007:  Bill Main & Associates, Inc., Target America, Inc., and IKON Public Affairs Group, LLC.  Together, these three subsidiaries constitute the majority of the accounting transactions, account balances and related financial statement disclosures.  These subsidiaries will be included in the company’s annual assessment of internal controls for the year ending December 31, 2008.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to control deficiencies in three areas that we believe should be considered material weaknesses.  A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)

The company did not sufficiently segregate duties over incompatible functions at the corporate headquarters.

The company’s inability to sufficiently segregate duties is due to a staff vacancy at the corporate headquarters, which management expects to fill during the current year.  Further, management has increased the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until the accounting department at the corporate headquarters is fully staffed.

2)

In conjunction with the lack of segregation of duties, the company did not institute specific anti-fraud controls.

While management found no evidence of fraudulent activity, the chief accounting officer has access to both accounting records and corporate assets, principally the operating bank account.  Management believes this exposure to fraudulent activity is not material either to the operations of the company or to the financial reporting; however, management has instituted Key Controls specifically designed to prevent and detect—on a timely basis—any potential loss due to fraudulent activity.

In addition, management is in the process of instituting whistle-blower policies and procedures, see material weakness 3, following.  This policy and procedure will further strengthen the anti-fraud controls at the corporate headquarters.

3)

The company did not institute, as of December 31, 2007, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management has drafted a whistle-blower policy, and the Board of Directors approved the policy on March 10, 2008.  In addition, management is compiling specific procedures for the Chairman of the Audit Committee to independently investigate and resolve any issues or concerns raised.  Management expects that the specific procedures for the Chairman of the Audit Committee will be fully remediated during the second quarter of 2008.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B.  Other Information

There are no further disclosures.  During the fourth quarter 2007 we reported an increase in our number of authorized shares via Form 14-C in October, and we reported the appointment of a new audit firm via Form 8-K in December.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
B. Joseph Vincent	64	Chairman	2002
Gerald Garcia Jr.	64	Chief Executive Officer and President	2002
Patrick J. Summers	52	Chief Financial Officer and Recording Secretary	2003
Thomas W. Cady	53	Director	2007
Theodore L. Innes	58	Director	2007
Herbert I. London	69	Director	2007

Following is a summary of the business experience of our officers and directors:

Gerald Garcia Jr., CEO and President.  Mr. Garcia has been President and CEO of AIMS™ since inception in October 7, 2002.  In December of 2000, Mr. Garcia became Chief Operating Officer of Gregory Welteroth Advertising in Montoursville, Pennsylvania, and served as President of that company since June of 2001.  Previously, Mr. Garcia was editor of the San Bernardino County Sun newspaper from September 1999 to May 2000.  From 1995 to 1999, Mr. Garcia served as President and CEO of Heartland Capital Corp. in McLean, Virginia.  Mr. Garcia has more than 35 years experience in advertising and newspaper publishing and has worked in various capacities for several newspapers including the Houston Post, the Los Angeles Daily News, the Kansas City Star and the Knoxville Journal.  In 2005 Mr. Garcia was honored by National Association of Hispanic Journalists, of which he was a founder and the founding president, by induction into the NAHJ Hall of Fame.

B. Joseph Vincent, Chairman and Secretary.  Mr. Vincent has been an officer and director of AIMS™ since inception on October 7, 2002.  Since 1996, Mr. Vincent has been self employed as a business STRATEGIST for several major corporations including St. Joe Company/Arvida, Firehouse Subs, and Founder Service Corporation, and currently serves on the Boards of Directors of several companies including Integrated Power Group, Ltd., The Ozone Group, Inc., and Acacia Historical Arts, Inc.  Prior, Mr. Vincent was a founder, director, and chief operating officer of Businesship International, Inc., and from 1979 to 1990 was President and COO of The Communications Group.  He has served as an executive with Control Data Corporation (NYSE), Recognition Equipment, Inc. (NASDAQ), and Visual Graphics Corporations (AMEX).

Patrick J. Summers, Chief Financial Officer.  Mr. Summers has been the Controller and Chief Financial Officer of AIMS™ since 2003.  Since 1994, Mr. Summers has been an independent consultant, focusing his practice on strategic planning and financial management.  From 1998 to 2000 he was also the Controller and CFO for News USA, Inc., a privately owned public relations and publicity firm.  He also worked for several nonprofits, including a Capitol Hill consumer advocacy organization where he was responsible for generating over 90% of the revenue.  Mr. Summers holds an M.S. degree in Management Science from Louisiana State University.

Thomas W. Cady.  Mr. Cady, a senior executive with an extensive background in the information technology industry, currently serves as the Chairman of AIMS Interactive and works with various technology companies on their product, market, distribution and funding initiatives.  He has in-depth general management experience, with expertise in marketing and sales leadership developed over twenty-seven years in both corporate and entrepreneurial environments.  His career began with a strong foundation built at Xerox and IBM, where he continuously progressed through positions of increased responsibility in sales, marketing and general management.  More recently, Mr. Cady spent several years in the broadband communications industry, serving as Chief Marketing Officer for XO Communications and Adelphia Communications, President/ COO & co-founder of BroadStreet Communications, and President & CEO of two early stage software companies focused on broadband service providers.  Mr. Cady holds a B.S. degree in Business Administration from Virginia Tech and an MBA from the University of Richmond.

Theodore L. Innes.  Since 1999 Mr. Innes has been the SVP and Chief Marketing Officer of Movie Gallery, Inc., a $2.3 billion 4,800 store international retail movie rental chain consisting of the Movie Gallery and Hollywood Video brands. Public company listed on NASDAQ.  There he leads all marketing activities for Movie Gallery, Hollywood Video, Game Crazy and MovieBeam to drive store revenue while providing strategic marketing direction for the company, including brand management, creative, website development, media planning, in store merchandising and operations guidance. Participates on the Senior Management Executive Committee.  Previously, he was Executive Vice President and COO for the Neighborhood Marketing Institute, a premier strategic neighborhood marketing consulting firm specializing in the foodservice, hospitality, and retail industries with over $3 million in consulting fees.  From 1991 to 1997 Mr. Innes was the Vice President and Marketing and Media for Blockbuster Entertainment Group, a $4 billion, 6,000 store company and franchised video rental, retail, and music chain with international locations where he was responsible for directing the Strategic Marketing and Media Planning activities for domestic video and music stores, including management of the $175 million advertising budget.  Mr. Innes holds a degree in accounting from the University of Kentucky, is a Certified Public Accountant, and is a Certified Management Accountant.  He is a member of the Association of National Advertisers, and a Retail Advisory Board member for the Digital Entertainment Group.

Herbert I. London.  Mr. London has served as president of the Hudson Institute, a world-renowned think-tank in Washington, DC, since 1997.  He is professor emeritus and the former John M. Olin Professor of Humanities at New York University.  He was responsible for creating the Gallatin School of Individualized Study in 1972 and was its dean until 1992.  This school was organized to promote the study of "great books" and classic texts.  Mr. London is a graduate of Columbia University, 1960, and the recipient of a Ph.D. from New York University, 1966.

Mr. London currently sits on the Hudson Institute Board of Directors; the Board of Directors of the National Chamber Foundation; the Board of Directors of the International Transportation Systems; the Board of Trustees for Merrill Lynch Assets Management, the Board of Advisors for Cerego, the Board of Directors for InnoCentive and Reflex Security Inc., the Board of Directors for the American Jewish Congress; the Board of Advisors for Grantham University; the Board of Directors for Vigilant Research; the Board of Directors of the Coalition for a Secure Driver’s License; the Board of Directors of the National Association for Industry-Education Cooperation, the Board of Trustees of Rose-Hulman Institute of Technology, the Board of Advisors of the Foundation for Individual Rights in Education, Inc., the Editorial Advisory Board for the Texas Education Review, and is a member of the Council on Foreign Relations, New York City Cultural Affairs Commission, American History and Civics Advisory Board, and the International Institute of Strategic Studies.

Mr. London served on the Board of Governors at St. John's College and the Board of Overseers at the Center for Naval Analyses.  He is an affiliated professor at the University of Haifa in Israel and also Vice Chair of the American Jewish Congress - Council for World Jewry; he is also a member of the Union League Club.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

As of Dec. 31, 2007, with the addition of Mr. Cady, Mr. Innes, and Mr. London to the Board of Directors, the Board of Directors planned on chartering and forming its Governance Committee, its Compensation Committee, its Audit Committee, and its Information Technology and Human Resources Committee in 2008.

As of Dec. 31, 2007, the Company had no financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

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

Item 10.  Executive Compensation.

Executive compensation for the previous two years is as follows:

SUMMARY COMPENSATION TABLE

Summary Compensation Table for 2007 and 2006
							Change in
							Pension
						Non-Equity	Value and
				Stock	Option	Incentive	Nonqualified
Name and						Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

B. Joseph Vincent	2007	196,137	-	-	-	-	-	-	196,137
Chairman	2006	189,842	-	7,500	-	-	-	-	197,342

Gerald Garcia, Jr.	2007	181,489	-	-	-	-	-	-	181,489
Principal Executive	2006	193,179	-	7,500	-	-	-	-	200,679
Officer

Michael L. Foudy	2007	-	-	-	-	-	-	8,750	8,750
Former Director	2006	172,500	-	7,500	-	-	-	-	180,000

Patrick J. Summers	2007	100,393	-	-	-	-	-	-	100,393
Principal Financial	2006	83,914	-	7,500	-	-	-	-	91,414
Officer

(e)Each individual was awarded 50,000 shares of common stock, with a fair value of $0.15 per share.
(i)Consulting fees.

Outstanding Equity Awards At December 31, 2007									Equity
Incentive
Plan
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity			Number	Market	Plan	or Payout
			Incentive			of	Value of	Awards:	Value of
			Plan			Shares	Shares	Number of	Unearned
			Awards:			or Units	or Units	Unearned	Shares,
	Number of	Number of	Number of			of Stock	of Stock	Shares,	Units
	Securities	Securities	Securities			That	That	Units or	or Other
	Underlying	Underlying	Underlying			Have	Have	Other	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Not	Not	Rights That	That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Vested	Have Not	Have Not
	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)	Vested (#)	Vested ($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joseph Vincent	200,000	-	-	$ -	12/11/2008	-	-	-	-
Chairman	200,000	-	-	$ -	12/11/2009
	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011
	500,000	-	-	$ -	5/31/2012
Gerald Garcia	200,000	-	-	$ -	12/11/2008	-	-	-	-
Principal	200,000	-	-	$ -	12/11/2009
Executive	200,000	-	-	$ -	12/11/2010
Officer	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011
	500,000	-	-	$ -	5/31/2012

Michael Foudy	200,000	-	-	$ -	12/11/2008	-	-	-	-
Former Director	200,000	-	-	$ -	12/11/2009
	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011
	500,000	-	-	$ -	5/31/2012

Patrick Summers	200,000	-	-	$ -	12/11/2008	-	-	-	-
Principal	200,000	-	-	$ -	12/11/2009
Financial	200,000	-	-	$ -	12/11/2010
Officer	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	24,000	-	-	$ 0.50	11/16/2009

(e) Option exercise price for each 200,000 share grant is 125% of the average market price for the five days preceding the exercise of the options.
(e) Option exercise price for each 500,000 share grant is 110% of the average market price for the five days preceding the exercise of the options.

Director Compensation For 2007
Change in
Pension Value
and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)

Gerald Garcia, Jr. (1)	-	-	-	-	-	-	-

B. Joseph Vincent (1)	-	-	-	-	-	-	-

Thomas W. Cady	2,000	-		-	-	5,000	7,000

Theodore L. Innes	2,000	-		-	-		2,000

Herbert I. London	2,000	-		-	-		2,000

(1) No compensation is provided other than reported on Executive Compensation table.

We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 17, 2008, the name and shareholdings of each person who is an officer or is known to us that either directly or beneficially (includes options and warrants) holds more than 5% of our 45,687,843 outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		# of Shares	%
Name	Title of Class	Beneficially Owned	of Shares

B. Joseph Vincent (1)(3)	Common	5,400,000	9.3%
10400 Eaton Place, #203
Fairfax, VA 22030

Gerald Garcia, Jr. (1)(3)	Common	4,508,567	7.8%
10400 Eaton Place, #203
Fairfax, VA 22030

		# of Shares	%
Name	Title of Class	Beneficially Owned	of Shares

Patrick J. Summers (1)(4)	Common	1,165,500	2.1%
10400 Eaton Place, #203
Fairfax, VA 22030

Michael Foudy (2)(3)	Common	6,686,757	11.5%
1600 North Oak Street, #1015
Arlington, VA 22209

Thomas W. Cady (1)	Common	1,153,333	2.1%
5308 Wriley Road
Bethesda, MD 20816

Theodore L. Innes (1)	Common	- none -	0%
Post Office Box 1963
2323 Lakeshore Drive
Mt. Dora, FL 32757

Herbert I. London (1)	Common	24,216	0%
10 West Street #20-E
New York City, NY 10004

Charles H. Brunie (5)	Common	5,142,857	9.1%
21 Elm Rock Road
Bronxville, NY 10708

Max Miller (6)	Common	2,299,113	4.1%
9746 South Park Circle
Fairfax Station, VA 22039

Liberty Growth Fund (7)	Preferred	48,812,500	52.3%
19415 Deerfield Dr., #204	and Common
Lansdowne, VA 20176

Lerota Capital (8)	Common	4,156,250	7.0%
1364 Beverly Road, #302
McLean, VA 22101

Officer and Directors	Common	12,251,616	19.9%
as a group (6 people)

(1)

Officer and/or Director

(2)

Mr. Foudy’s shares are held by Gramercy Investments, LLC (3,844.038 shares) and ATB Productions, LLC (390,692 shares).  Mr. Foudy is owner of Gramercy Investments, LLC. 152,049 shares are held in the name of Erin Maried Foudy Trust, Michael L. Foudy, Trustee

(3)

Includes 2,500,000 options available within 60 days

(4)

Includes 1,024,000 options available within 60 days

(5)

Includes 1,000,000 options available within 60 days.

(6)

1,750,000 of Mr. Miller’s shares are held by Media Partners, LLC, of which he is the managing member; he holds 540,910 shares directly.

(7)

Includes 10,937,500 common shares available from conversion of preferred shares and 37,875,000 options available after 60 days.

(8)

Includes 4,156,250 options available within 60 days.

Item 12.  Certain Relationships and Related Transactions

In 2007 and 2006, respectively, we paid consulting fees totaling $5,000 and $266,000 to Directors, acting in the capacity of consultants.

Although in 2007 and 2006 we accrued $11,250 and -0- in additional legal fees to a related party shareholder acting in the capacity of an attorney, we continue to be indebted to the shareholder in the amount of $55,250 as of December 31, 2007.

In 2007, we expensed consulting fees which we paid or plan to pay in cash totaling $250,746 to eight individual shareholders, none of whom was officers or directors:

Michael L. Foudy	$8,750
James P. Gregory/Sterling Gregory & Plotkin	37,036
Anthony P. Mikes	12,000
Howard Slutsky	1,380
Denison E. Smith	120,000
Arthur Stevens/StevensGouldPincus	36,000
William Stricker	14,580
David A. Woodcock	21,000
$250,746

As of December 31, 2007, ATB Media, Inc., was indebted to related parties in amounts as follows:

Accounts Payable	$12,264
Long-term Debt Principal	975,971
Long-term Debt Interest	845,201
$1,833,436

As of December 31, 2007, AIMS Corporate was indebted to related parties in the form of Accounts Payable in the amount of $133,554:

Accounts Payable	$12,264
Long-term Debt Principal	975,971
Long-term Debt Interest	845,201
$1,833,436

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

Unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2007, follow:

	December 31, 2007
	Balance	Balance
	Principal	Interest
Denison Smith*, 12% interest	$248,710	$200,424
* related party prior to 2007
Gerald Garcia, Jr., 10% interest	30,000	36,000
Max Miller, 15% interest on fee only	125,000	99,022
Media Partners, 6.5%	164,517	83,504
Michael Foudy, -0-% interest	125,000	-
Michael Foudy, 15% interest, excl. fee	282,744	426,251
Total	$975,971	$845,201

We have a license agreement with GMMJ General Partnership.  The constituent partners of GMMJ are B. Joseph Vincent, Gerald Garcia Jr., Max E. Miller and Michael L. Foudy.  Under the agreement, we will pay an initial fee of $1,500 and a royalty of one percent of revenue for the use of any business methods, processes and intellectual property developed by GMMJ including the “Accurate Integrated Marketing Solutions” business services model and related trade secret systems and processes, URLs, logos and trade names.  Messrs Vincent and Garcia are officers and directors of AIMS.  Mr. Miller is an affiliate by shareholdings, and Mr. Foudy is a major shareholder and is the Company’s Founding Chairman.

GMMJ General Partners has agreed to waive payment of said compensation until such time as the Company has suitable revenues, income and cash flow and received no payments from the Company in 2002, 2003, 2004, 2005, 2006, or 2007.

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

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of AIMS’ annual financial statement and review of financial statements included in AIMS’ 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $72,603 for fiscal year ended 2006 and $76,063 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of AIMS financial statements that are not reported above were $-0- for fiscal year ended 2006 and $3,295 for fiscal year ended 2007.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2007.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

As of December 31, 2007, we did not have an audit committee and as a result our Board of Directors performed the duties of an audit committee.  With the advent of recently added Board members, the Company now has an Audit Committee, formed in early 2008.  Our Audit Committee and our Board of Directors will evaluate and approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMS™ Worldwide, Inc.

/s/ Gerald Garcia Jr.

Gerald Garcia Jr., Chief Executive Officer

March 28, 2008

/s/ Patrick J. Summers

Patrick J. Summers, Chief Financial Officer

March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. Joseph Vincent

B. Joseph Vincent, Chairman

March 28, 2008

/s/ Gerald Garcia, Jr.

Gerald Garcia, Jr., Director

March 28, 2008

AIMS WORLDWIDE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Turner, Jones & Associates, PLLC

Certified Public Accountants

108 Center Street, North, 2nd Floor

Vienna, Virginia 22180-5712

(703) 242-6500

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AIMS Worldwide, Inc.

10400 Eaton Place, Suite 203

Fairfax, VA 22030

We have audited the accompanying consolidated balance sheet of AIMS Worldwide, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We did not audit the financial statements of AIMS Worldwide, Inc. and subsidiaries as of and for the year ended December 31, 2006.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ended December 31, 2006, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIMS Worldwide, Inc. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements must have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 1.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Vienna, Virginia

March 28, 2008

/s/ Turner, Jones & Associates, PLLC

Turner, Jones & Associates, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AIMS Worldwide, Inc.:

We have audited the consolidated balance sheet of AIMS Worldwide, Inc. and subsidiaries as of December 31, 2006 (not separately included herein), and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIMS Worldwide, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

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

/s/ Cordovano and Honeck LLP

Englewood, Colorado

March 28, 2008

AIMS Worldwide, Inc.

Consolidated Balance Sheet

December 31, 2007

Assets
Current assets
Cash	$138,593
Accounts receivable, net of allowances	174,063
Inventory	7,269
Prepaid expense	34,399
Total current assets	354,324
Property and equipment
At cost, net of accumulated depreciation of $41,228	185,366
Other assets
Deposits	30,418
Other assets	81,222
Prepaid offering costs	402,064
Goodwill, net of impairment of $87,431	3,908,755
Intangible assets, net of amortization of $321,088	1,899,950
Total assets	$6,862,099

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$634,555
Accounts payable - related parties	146,022
Deferred revenue	62,083
Current portion of long-term notes payable Notes payable	63,477 1,715,907
Notes payable - related parties	975,971
Accrued interest payable	947,456
Accrued interest payable - related parties	845,201
Total current liabilities	5,390,672

Long term note payable	536,825
Total liabilities	5,927,497

Minority interest	(205,829)

Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares	7,100
authorized, 2,187,500 shares issued and outstanding	-
Additional paid-in capital	3,488,929
Common stock, $.001 par value, 200,000,000 shares
authorized, 44,587,075 shares issued and outstanding	44,587
Additional paid-in capital	9,920,486
Stock subscription receivable	(50,000)
Deficit retained	(12,270,671)
Total stockholders' equity	1,140,431

Total liabilities and stockholders' equity	$6,862,099

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statements of Operations

	Year ended	Year ended
	Dec. 31, 2007	Dec. 31, 2006

Revenue	$2,119,459	$895,541

Operating expenses
Cost of sales	67,107	50,571
General and administrative expenses	5,010,026	3,876,313
General and administrative expenses - related parties	4,565	151,595
Total operating expenses	5,081,698	4,078,479

Operating loss	(2,962,239)	(3,182,938)

Interest expense, net	(228,297)	(134,363)
Interest expense, net - related parties	(80,260)	(107,360)
Minority interest	113,977	-

Loss before discontinued operations and
provision for income taxes	(3,156,819)	(3,424,661)

Gain (loss) on sale of discontinued operations, net of income taxes	(4,973)	20,003
Earnings from discontinued operations
net of income taxes	(27,878)	201,995

Loss before provision for income taxes	(3,189,670)	(3,202,663)
Income taxes	-	-

Net loss	$(3,189,670)	$(3,202,663)
Net loss available to common shareholders after beneficial conversion feature	$(5,689,670)	$(3,202,663)
Basic and diluted loss per share from continuing operations	$(0.08)	$(0.09)
Basic and diluted loss per share to common shareholders	$(0.15)	$(0.09)
Weighted average number of shares outstanding	39,027,790	36,423,011

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

	Pref	Pref	Pref	Common	Common	Common	Common	Common
	Shares	Shares	Shares	Sh	Sh	Sh	Sh	Sh
			Addl.			Addl.	Stock	Held
		Par	Paid-in		Par	Paid-in	Subscr.	In	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Escrow	Retained	Total

Balance,
December
31, 2005	0	$0	$0	31,857,931	$31,858	$4,678,554	($403,750)	$0	($5,878,338)	($1,571,676)

Common
stock
issued
for
cash.
less
offering
costs
of $19,809	0	$0	$0	4,370,000	$4,370	$1,380,822	$30,000	$0	$0	$1,415,192

Common
stock
issued
for services	0	$0	$0	1,274,803	$1,275	$424,056	$0	$0	$0	$425,331

Warrant
issued
for
common
stock in
anticipation
of stock
offering	0	$0	$0	0	$0	$158,000	$0	$0	$0	$158,000

Warrant
issued
for
common
stock as
compensation	0	$0	$0	0	$0	$588,499	$0	$0	$0	$588,499

Payment
on
subscribed
shares	0	$0	$0	0	$0	$0	$80,750	$0	$0	$80,750

Reserve
for
subscribed
shares	0	$0	$0	0	$0	($243,000)	$243,000	$0	$0	$0

Return
of
shares
to
authorized	0	$0	$0	($108,486)	($109)	($69,323)	$0	$0	$0	($69,432)

Common
stock
issued
for
acquisitions	0	$0	$0	2,650,000	$2,650	$2,093,461	$0	($1,735,000)	$0	$361,111

Net loss
for year	0	$0	$0	0	$0	$0	$0	$0	($3,202,663)	($3,202,663)

Balance,
December
31, 2006	0	$0	$0	40,044,248	$40,044	$9,011,069	($50,000)	($1,735,000)	($9,081,001)	($1,814,888)

	Pref	Pref	Pref	Common	Common	Common	Common	Common
	Shares	Shares	Shares	Sh	Sh	Sh	Sh	Sh
			Addl.			Addl.	Stock	Held
		Par	Paid-in		Par	Paid-in	Subscr.	In	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Escrow	Retained	Total

Balance,
December
31, 2006	0	$0	$0	40,044,248	$40,044	$9,011,069	($50,000)	($1,735,000)	($9,081,001)	($1,814,888)

Common
stock
issued
for
cash	0	$0	$0	2,490,000	$2,490	$522,510	$0	$0	$0	$525,000

Common
stock
issued
for services	0	$0	$0	676,827	$677	$289,775	$0	$0	$0	$290,452

Options
issued for
offering
costs	0	$0	$0	$0	$0	$402,064	$0	$0	$0	$402,064

Common
stock
issued
for debt	0	$0	$0	100,000	$100	$22,900	$0	$0	$0	$23,000

Preferred
stock
issued
to fund
acquisitions,
less
offering
costs of
$3,791	7,100,000	$7,100	$3,488,929	0	$0	$0	$0	$0	$0	$3,496,029

Return
of shares to
authorized	0	$0	$0	(200,000)	($200)	($117,800)	$0	$0	$0	($118,000)

Common
stock
issued
for
acquisitions,
less
offering
costs of
$158,000*	0	$0	$0	1,475,500	$1,475	($210,032)	$0	$1,735,000	$0	$1,526,444

Net loss
for year	0	$0	$0	0	$0	$0	$0	$0	($3,189,670)	($3,189,670)

Balance,
December
31, 2007	7,100,000	$7,100	$3,488,929	44,586,575	$44,587	$9,920,486	($50,000)	$ -	($12,270,671)	$1,140,431

* and repricing of shares placed in escrow in 2006 in the amount of $712,889

AIMS Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year ended	Year ended
	Dec. 31, 2007	Dec. 31, 2006
Cash flows from operating activities
Net loss	$(3,189,670)	$(3,202,663)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation, amortization, and impairment	352,414	106,106
Income from equity investments	-	(220,134)
Income from minority interest	(134,294)	-
Stock issued to employees and others for services Stock options issued	290,452 -	425,331 588,499

Changes in current assets and liabilities
Accounts receivable and other current assets	133,535	549,271
Accounts payable and other current liabilities	445,330	144,063
Net cash used in operating activities	(2,102,233)	(1,609,527)

Cash flows from investing activities
Purchase of equipment	(35,535)	-
Deposit on acquisition	(3,160,000)	(235,000)
Cash acquired on acquisition Sale of equity investments	140,390 1,025,000	- -
Distributions from equity investments	-	282,064
Investment in subsidiaries and equity investments	-	(110,000)
Net cash used in investing activities	(2,030,145)	(62,936)

Cash flows from financing activities
Proceeds from sale of common stock	525,000	1,435,000
Proceeds from sale of preferred stock	3,500,000	-
Offering costs for sale of common stock	(4,503)	(19,809)
Proceeds from stock subscriptions	-	80,750
Repurchase of common stock	-	(69,432)
Proceeds from notes payable	407,728	10,000
Repayments of notes payable	(174,196)	(29,670)
Net cash provided by financing activities	4,254,029	1,406,839

Net change in cash	(121,651)	(265,624)

Cash, beginning of year	16,942	282,566
Cash, end of year	$138,593	$16,942

Cash paid during the year for:
Interest	$27,729	$11,695
Income Taxes	$-	$-

Non-cash investing and financing activities
Stock in escrow for acquisition IKON and Target America	(1,735,000)	1,735,000
Warrant issued for services	-	158,000
Stock issued to complete acquisitions	662,865	361,111
Stock issued to settle debt	23,000	-

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

We commenced operations in 2002.  In 2005 we acquired certain assets of a company to acquire, design, construct and manage private cable and Internet systems.  The acquired subsidiary company provides cable and Internet services to more than 3,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Florida.  Also in 2005, we acquired a company in the marketing development service industry.  In 2006 we acquired Streetfighter Marketing, Inc., a strategy and planning organization in Gahanna, Ohio.  In 2007 we acquired a food service consulting company d/b/a Bill Main and Associates, Target America, Inc., a digital marketing firm based in Fairfax, Virginia, and 55% of IKON Public Affairs Group, LLC, a public affairs organization based in Arlington, Virginia, and Denver.  Also, in 2007 we sold Prime Time Broadband, the company that resulted from the purchase of the cable operation assets.  We are headquartered in Fairfax, Virginia.

Basis of Presentation

The consolidated financial statements include the accounts of AIMS Worldwide, Inc. and its subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.  When we refer to “we,” “our,” or “us” in this document, we mean AIMS Worldwide, Inc. and its subsidiaries.

We have incurred significant operating losses since our inception and we have a net working capital deficiency at December 31, 2007.  However, we have raised sufficient capital to fund our on-going obligations.  We are currently seeking equity capital in order to proceed with our business plan.  While we have been successful in the past in raising equity capital, the unique nature of our business concept has limited our ability to acquire additional equity capital.  We believe that we are not a viable candidate for commercial bank debt financing due to our lack of operating history and our lack of tangible assets.  There is no assurance that we will meet the objectives of our business plan or that we will be successful in obtaining additional financing.  Because there is no guarantee that we will succeed in accomplishing our objectives, substantial doubt exists about our ability to continue as a going concern.  These financial statements do not contain any adjustments that may be required should we be unable to continue as an on-going concern.

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

Cash and cash equivalents

For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.  We had $138,593 in cash equivalents as of December 31, 2007.

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

Accounts Receivable

A reserve for losses has been established in an amount of $48,124 at December 31, 2007.  We review receivable accounts quarterly and adjust reserves as appropriate.

Accounts receivable consists of amounts due from customers located in the United States.  The Company considers accounts more than 90 days old to be past due although special exceptions are made for certain clients at the discretion of only top management.  The Company uses the allowance method for recognizing bad debts.  When an account is deemed uncollectible, it is written off against the allowance.  The Company generally does not require collateral for its accounts receivable.  As of December 31, 2007, management believes the allowance for uncollectible accounts is fairly stated.  The recorded investment in trade receivable past due 90 days or more as of December 31, 2007, is $124,886.

Inventory

Inventory, which consists of books and other materials for sale by Bill Main and Associates, is stated at the lower of cost or market, with costs determined using the average-cost method.  The Company conducts a physical inventory annually and routinely reviews the inventory for any impairment either because of obsolescence or because the inventory exceeds by a material amount the forecasts for company requirements. The Company records a provision for obsolete or excess inventory whenever impairment has been identified.

Prepaid Expenses

Prepaid expenses consist primarily of pre-payments of insurance, rent, maintenance and trade deposits which will be reflected as an expense during the periods benefited.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years.  The recoverability of property and equipment is evaluated whenever indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  No impairment charges have been recorded for the years ended December 31, 2007 and 2006.

Impairment or Disposal of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate.  If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.  The amount of impairment, if any, is measured based on projected discounted future net cash flows.  Impairment charges have been recorded against Goodwill in the amounts of $87,431 and $-0- for the years ended December 31, 2007 and 2006, respectively.

Intangible assets

We have acquired intangible assets in conjunction with acquisitions.  These assets have been originally stated at cost, subsequently reduced by amortization and impairment, if required.  We have letters of intent related to the HWL acquisition that are being amortized over their four year expected life.  In 2006, we acquired the Street Fighter brand, trademark, copyrights, published materials, and intellectual property as part of the Streetfighter acquisition that are being amortized over their expected ten year economic life.  In 2007, we acquired non-compete restrictions, trademarks and trade secrets, software systems as part of the Bill Main and Target America acquisitions that will be amortized over their expected lives, and we acquired Goodwill as part of the IKON and Target America acquisitions.

Revenue Recognition

Our revenue policies meet the criteria for realizing and earning revenues set forth in SEC Staff Bulletin (“SAB”) 101 because, when applicable, we recognize revenue and earnings only when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) our vendor’s price is fixed or determinable, and (4) collectability is reasonably assured.

Revenue for service fees is recognized at the time the service is performed.  Revenue for product sales is recognized at the time the product is delivered.  Advertising revenue is earned as the advertisements are aired or published.  Revenue from speaking engagements is recognized when the speech is delivered.

Concentrations

The Company received revenue from approximately 300-400 customers during the year ended December 31, 2007, with a total revenue of $2,119,459; there were no concentrations.

The Company received consulting revenue from one customer during the year ended Dec. 31, 2006, representing approximately 67% ($601,909 of $895,541) of the AIMS Worldwide, Inc., total revenue in 2006.

Concentration of Credit Risk and Financial Instruments

SFAS No. 105, "Disclosure of Information About Financial Statements with Off-Balance Sheet Risk and Financial Instruments with Concentrations of High Risk," required disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $100,000 in order to limit credit risk.  As of December 31, 2007, the Company's bank deposits did not exceed the insured limit.

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

Advertising Expenses

All advertising expenditures will be expensed as incurred.  Advertising expenses for 2007 and 2006 were $27,944 and $0, respectively.

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

At December 31, 2007, there was no variance between basic and diluted loss per share as the exercise of outstanding warrants to purchase common stock would be potentially anti-dilutive.

New Accounting Standards

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  SFAS No. 155 has no current applicability to the Company’s financial statements.  Management adopted SFAS No. 155 on January 1, 2007 and the initial adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Asset.” (“SFAS No. 156”).  This Statement amends SFAS No. 140 and addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like (offset) accounting by permitting a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. Management plans to adopt SFAS No. 156 on January 1, 2008 and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements.  Management adopted FIN 48 on January 1, 2007, and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  Management plans to adopt SFAS No. 157 on January 1, 2008, and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.”  This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  The remainder of SFAS No. 157 was adopted by us effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  SFAS No. 158 has no current applicability to the Company’s financial statements.  Management adopted SFAS No. 158 on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”).  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB No. 108 became effective beginning January 1, 2007 and its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value.  The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  SFAS No. 159 had been adopted and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160): SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement will not have material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.”  Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination.  SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control.  Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i)recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted.  Management is assessing the impact of the adoption of SFAS No. 141R.

Note 2:  Dispositions and Reclassifications

Certain operations (specifically, the sale of certain assets of Prime Time Broadband, Inc., and, subsequently, the sale of Prime Time Broadband, Inc.) that were active in the year ended December 31, 2006 were discontinued in 2007.  Statements representing those operations for the year ended December 31, 2006 have been reclassified as discontinued operations to conform with the 2007 presentation and the financial statements have been adjusted accordingly.

Sale of Certain Assets of Prime Time Broadband, Inc.

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

Sale of Prime Time Broadband, Inc.

On May 31, 2007, the Company sold Prime Time Broadband, Inc. and its remaining core construction and operating business to its former owner.  Consideration for the sale were 200,000 shares of the Company’s common stock valued at the current market value of $.59 per share or a total of $118,000.

The assets and liabilities included in these sales have been removed from Company assets on the date of the sales and the results of operations of these assets have been removed from the results of ongoing operations.  These assets and operations were included in the Media Services segment of our business.  The Company used a portion of the proceeds to acquire Barbara Overhoff, Inc., d/b/a Bill Main and Associates, and is using additional cash proceeds for working capital.  A comparison of results of operations as reported and as restated for the removal of disposed operations is as follows:

	As Reported	Restated
	Year end	Year end
	Dec. 31, 2006	Dec. 31, 2006

Revenue	$1,742,387	$895,541

Total operating expenses	4,908,967	4,078,479

Operating loss	(3,166,580)	(3,182,938)

Interest expense, net	(134,363)	(134,363)
Interest expense, net - related parties	(107,360)	(107,360)
Loss on disposition of assets	(14,494)	-

Loss before discontinued operations and
provision for income taxes	(3,422,797)	(3,424,661)

Gain (loss) on sale of discontinued operations,
net of income taxes	-	20,003
Earnings from discontinued operations
net of income taxes	220,134	201,995

Loss before provision for income taxes	(3,202,663)	(3,202,663)
Income taxes	-	-
Net loss	$(3,202,663)	$(3,202,663)

Note 3:  Acquisition of Subsidiaries, Investments and Disposition

Streetfighter Marketing, Inc., Acquisition in 2006

On October 26, 2006, the Company acquired 100% of the outstanding common stock of Streetfighter Marketing, Inc., (an Ohio Corporation) in exchange for 722,222 shares of our own restricted common stock.  The transaction is recorded as a purchase and the acquired operations are included in the consolidated financial statements from the date of acquisition.  The Company determined the fair value of this acquisition to be $361,111 using the market price of the shares issued at the time of the transaction of $0.50 per share.  For our consolidated financial statements, we determined the fair value of tangible and intangible assets acquired and liabilities assumed and allocated the fair value of the common shares issued in payment accordingly.  Tangible and intangible asset values are depreciated or amortized over the estimated economic lives of the assets which is estimated to be five years for tangible and ten years for intangible assets.  The acquisition is included in our consolidated financial statements at the following initial values:

Current assets	$54,595
Property and equipment	43,737
Streetfighter brand	300,000
Published materials and trademarks	175,044
Total assets acquired	573,376
Current liabilities	(212,265)
Total liabilities assumed	(212,265)
Net assets acquired	$361,111

Pro forma results of operations had Streetfighter been included in operations for the years ended December 31, 2006, are as follows:

	AIMS	Streetfighter
	Worldwide	January 1, 2006 to
	As Reported	October 25, 2006	Pro Forma

Revenue	1,742,387	212,004	1,954,391
Operating loss	(3,166,580)	18,105	(3,148,475)
Net loss	(3,202,663)	9,549	(3,193,114)

AIMS business purpose for acquiring Streetfighter Marketing, Inc. (d/b/a “Street Fighter Marketing”) is to expand the Street Fighter brand which is a federal trademark intellectual property.  AIMS and Streetfighter Marketing management, among other anticipated business activities, released a new Simon and Schuster published book in the Fall of 2007 entitled “Street Fighter Marketing Solution.” Management is in the process of planning to participate in a national book tour to promote the title and planning to prepare, release and sell new Street Fighter published materials, workshops and seminars.  The Company hopes to commence research into a Street Fighter Marketing franchise system.

Additional matters considered in the negotiations of the value to be paid to acquire Streetfighter Marketing in addition to the book value of the tangible assets were the prospects of the brand expansion of Street Fighter and the proposed franchise system, the Street Fighter trademarks, intellectual properties, published materials including books, tapes, workshop and seminar copyrighted curricula, the Street Fighter brand, and the anticipated future value of Street Fighter brand creative products authored by Jeff and Marc Slutsky.  The Company determined that the intangible assets acquired could be summarized into two classes as brand and published materials and trademarks.  The cost of the assets in these classes is being amortized over a weighted-average amortization period of ten years without residual value.  All intangible assets acquired are being amortized.

Acquisition of Barbara Overhoff, Inc., d/b/a Bill Main and Associates

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

Acquisition of 55% of IKON Public Affairs Group, LLC

On July 26, 2007, the Company completed the acquisition of 55% of IKON Public Affairs Group, LLC, with a two year option from that date to acquire the remaining 45% ownership.  The interest is 55% ownership in the business transferred to the LLC from IKON Holdings, Inc.  Consideration of the acquisition was 1,650,000 shares originally issued in 2006, valued at that time at $.90 per share and held in escrow pending funding.  Closing was July 26, 2007, with final payment of $1,385,000 in cash in addition to $100,000 previously paid.  The shares are valued at fair value determined by the market price on the date of closing of the transaction in 2007 at $.58 per share.  Stock and cash consideration total $2,645,000 as total payment for the 55% ownership interest.  This acquisition was recorded as a purchase and operations were included in Company operations from the date of the acquisition, July 26, 2007.  The purchase price was allocated to the acquired assets and assumed liabilities based on the fair value of the assets and liabilities and recorded as follows:

Current assets	$274,968
Property and equipment	109,138
Other assets	77,254
Goodwill	2,732,431
Total assets acquired	3,193,791
Current liabilities	(268,419)
Long term liabilities	(280,372)
Total liabilities assumed	(548,791)
Net assets acquired	$2,645,000

IKON Public Affairs Group, LLC (“IPAG”) is a limited liability company formed under the of Delaware laws. Post-closing, IPAG, through its offices in Washington, D.C., and Denver, will continue the business previously conducted by IKON Holdings, Inc., providing consulting services in connection with political campaigns and issue advocacy.  Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the intangible value and the reputation and work product of the business, inseparable from individual intangible assets.  Accordingly, the substantial value was allocated to Goodwill.  Impairment expense of $87,431 was reported in 2007 to adjust this asset relative to appraised value.

Acquisition of Target America, Inc.

On July 26, 2007, the Company completed the acquisition of 100% of the common stock of Target America, Inc.  Consideration of the acquisition was 277,778 shares originally issued in 2006, valued at that time at $.90 per share, or $250,000 and held in escrow pending funding.  Closing was July 26, 2007, with a final payment of $1,600,000 in cash in addition to $150,000 previously paid and issuance of an additional 300,000 shares of common stock valued at $.58, or $270,000.  The shares are revalued at fair value determined by the market price on the date of closing in 2007.  Stock and cash total $2,085,111 as total payment for the acquisition.  This acquisition was recorded as a purchase and operations were included in Company operations from the date of the acquisition, July 26, 2007.  The purchase price was allocated to the acquired assets and assumed liabilities based on the fair value of the assets and liabilities and recorded as follows:

Current assets	$72,135
Property and equipment	20,000
Other assets	5,000
Software systems and programs	802,850
Goodwill	1,263,745
Total assets acquired	2,163,730
Current liabilities	(78,619)
Total liabilities assumed	(78,619)
Net assets acquired	$2,085,111

Based in Fairfax, Virginia, with offices in Indianapolis, Target America, Inc., was founded in 1995, under the laws of the Commonwealth of Virginia, to meet the rapidly changing needs of not-for-profit charity and philanthropy fundraising professionals.  The company is a constant innovator in the field of contributor and donor prospect research, developing and launching a completely online prospect screening service in 2003.  Target America continues to upgrade and develop this tool, which now includes a wide range of services from automated Internet research to an integrated wealth profile database management system to serve not only the not-for profit community, but business, commerce and financial institutions as well.  Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the intangible value of the reproduceable value of the source code and software and the expansion opportunities enabled.  Accordingly, the substantial intangible value was allocated to the code.  Cost of the intangible assets will be amortized over the seven-year expected life of the source code and systems resulting in an annual amortization charge of $114,693 for each of the seven years.  The remaining cost, totaling $1,263,745 was allotted to Goodwill to reflect the on-going earning power of the business as a whole.

Pro forma results of operations had Bill Main, IKON, and Target America been included in operations for the years ended December 31, 2007 and 2006, are as follows:

	AIMS	Bill Main	IKON	Target America	Pro Forma
	Worldwide	January 1 to	January 1 to	January 1 to
	As Reported	May 16, 2007	July 26, 2007	July 26, 2007
Year 2007
Revenue	$2,119,459	$142,879	$1,579,829	$660,222	$4,502,389
Operating income (loss)	(2,962,239)	(92,198)	54,015	5,547	(2,994,875)
Net income (loss)	(3,189,670)	(92,198)	97,209	45,753	(3,138,906)
Net loss per share	(.08)				(.08)

	AIMS
	Worldwide
	As Reported	Bill Main	IKON	Target America	Pro Forma
Year 2006
Revenue	$1,742,387	$544,988	$10,171,181	$1,143,577	$13,602,133
Operating loss	(3,166,580)	(57,439)	(81,794)	(106,180)	(3,411,993)
Net loss	(3,202,663)	(57,439)	(70,051)	(103,659)	(3,433,812)
Net loss per share	(.09)				(.09)

Note 4:  Related Party Transactions

As of December 31, 2007, ATB Media, Inc., was indebted to related parties in amounts as follows:

Accounts payable	$12,264
Notes payable principal	975,971
Notes payable interest accrued	845,201
$1,833,436

As of December 31, 2007, AIMS Corporate was indebted to related parties in the form of Accounts Payable in the amount of $133,554:

Thomas W. Cady*	$15,000
(* related party as of 10/1/07)
GMMJ Partners	38,304
Max Miller, PC	55,250
Media Partners	25,000
$133,554

Unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2007, follow:

	Principal	Interest
Foudy, Michael (early loans)	$-	$13,404
Foudy fee, 0% (reduced debt)	125,000	-
Foudy,14.875% (reduced debt)	282,745	412,847
Garcia, Gerald, Jr. 10% (reduced debt)	30,000	36,000
Media Partners, 6.5%	164,515	83,504
Miller, Max (early loan)	-	3,351
Miller, Max fee, 15% (reduced debt)	125,000	95,671
Smith, Denison** 12% (reduced debt)	248,711	200,424
(** prior to 2007)
Total	$975,971	$845,201

In 2007 and 2006, we paid consulting fees and directors fees totaling $23,750 and $151,595, respectively, to Directors and related parties, acting in the capacity of consultants:

	Consulting	Directors
	Fees 2007	Fees 2007
Thomas W. Cady	$5,000	$2,000
Michael L. Foudy	8,750	-
Theodore L. Innes		2,000
Herbert I. London		2,000
Max E. Miller	3,500	-
Denison E. Smith***	-	-
	$17,250	$6,000

***  A related party in 2006 and a nonrelated party in 2007, Mr. Smith received a consulting fee both years.

	Consulting	Directors
	Fees 2006	Fees 2006
Thomas W. Cady	$-	$-
Michael L. Foudy	11,595	-
Theodore L. Innes	-	-
Herbert I. London	-	-
Max E. Miller	-	-
Denison E. Smith***	140,000	-
	$151,595	$-

***  A related party in 2006 and a nonrelated party in 2007, Mr. Smith received a consulting fee both years.

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

Note 5:  Property and Equipment

Listed below are the major classes of property and equipment as of December 31, 2007:

Furniture, fixtures, and computing equipment	$226,594
Less accumulated depreciation	(41,228)
Net property and equipment:	$185,366

Depreciation expense for the years ended December 31, 2007 and 2006 is $28,356 and $51,630, respectively.

Note 6:  Intangible Assets

Listed below are the major classes of intangible assets as of December 31, 2007:

Letters of intent	$174,200
Street Fighter brand	300,000
Published materials and trademarks	175,044
Bill Main intangibles	568,945
Target America	802,850
Ygnition cable customers	200,000
2,221,038
Less accumulated amortization	(321,088)
Net value intangible assets	$1,899,950

Amortization expense was $236,628 and $68,260 for the years ended December 31, 2007 and 2006, respectively.  The estimated aggregate amortization expenses for the succeeding years are:

2008	$407,026
2009	$377,993
2010	$363,476
2011	$363,476
2012	$206,310
2013	$114,679
2014	$66,890

Note 7:  Notes Payable

Current notes payable and accrued interest to nonrelated parties consist of the following amounts at Dec. 31, 2007:

	Note	Accrued
	Principal	Interest
Related to ATB Media, Inc.
DeBolt, 10% interest rate (reduced debt)	$40,000	$48,000
Hulse, Ms. Marlin, 10% interest	20,000	14,041
Jewett, Gene, 10% interest rate	4,492	3,219
Monesson, Morris, 10% interest	20,000	13,987
Noble, 11% interest	500,000	385,000
Phillips, 11% interest	500,000	385,000
Riyamy, Armor M., 10% interest	20,000	18,666
Schonrock, F. Tracy, 10% interest	10,000	7,025
Scofield, Terrence J., 10% interest	10,000	7,011
Smith, Denison E. (nonrelated party in 2007)		29,845
Smith, Janice, 10% interest	10,000	7,025
Stein, Keith, 10% interest rate	30,000	21,637
Thomas, John C., 10% interest	10,000	7,000
	1,174,492	$947,456

Note
Balance

Related to Streetfighter Marketing, Inc.
Bank One (Prime + 1.5)	75,000
US Bank (fixed 6.99%)	63,538
Jeff Slutsky (0%)	9,931
Mark Slutsky (0%)	10,000

Related to Bill Main and Associates
Loan Payable to Barbara Geshekter (12%)	25,995
Loan Payable to Barbara Geshekter (10%)	74,513
Loan Payable to Wm. Tucker Main (10%)	61,910
Tri Counties Bank (9.5%)	44,528
Wells Fargo Line of Credit (16.25%)	12,182
Note due to Cynthia Wanklin (10%)	60,483

Related to IKON Public Affairs Group, LLC
Loan payable to Craig Snyder (0%)	46,240
Loan payable to Dominic DelPapa (0%)	29,070

Related to Target America, Inc.
Loan from James McGee (0%)	28,025

Total	$1,715,907

We expect certain notes related to the ATB Media acquisition and accrued interest, totaling $3,943,120 (principal and interest) including $975,971 of related party notes to be repaid from proceeds of the sale of the radio station for which the loans were made and we have negotiated a tolling agreement with the two substantial note holders to provide time for the sale to be completed.  The full balance is reflected as a current liability.  These notes are uncollateralized, due on demand and in default.

Long-term debt at December 31, 2007, all attributed to IKON, consisted of the following:

Note payable to a bank, due in monthly installments of $2,440 including interest at prime plus 1%, maturing May 2014, secured
by the personal guarantees of IKON members	$232,781
Note payable to a bank, secured by company assets, with interest
at prime plus 1%, due May 2009	260,000
Capitalized vehicle lease obligation, non-cancellable	107,521
600,302
Less: current maturities	(63,477)
Long-term debt	$536,825

Maturities of long-term debt are as follows:

2008	$63,477
2009	327,451
2010	64,469
2011	29,292
2012	29,292
Thereafter	86,321
$600,302

Note 8:  Income Taxes

Because we underwent an ownership change in 2002, as defined in Section 382 of the Internal Revenue Code, our tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended Dec. 31, 2007 and 2006 follows:

	Year ended	Year ended
	Dec. 31,	Dec. 31,
	2007	2006
U.S. statutory federal rate	31.96%	31.96%
State income tax rate, net	6.00%	6.00%
NOL for which no tax
benefit is currently available	-37.96%	-37.96%
	0.00%	0.00%

The benefit for income taxes from operations consisted of the following components at December 31, 2007: current tax benefit of $4,752,000 resulting from a net loss before income taxes, and deferred tax expense of $4,752,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The benefit for income taxes from operations consisted of the following components at Dec. 31, 2006: current tax benefit of $3,447,000 resulting from a net loss before income taxes, and deferred tax expense of $3,447,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The change in the valuation allowance for the year ended December 31, 2007, was $1,305,000.  The change in the valuation allowance for the year ended December 31, 2006, was $1,237,000.  Net operating loss carryforwards at December 31, 2007, will expire in 2027.  The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Note 9:  Lease Commitments

Following is information regarding the Company’s real estate and auto lease commitments:

AIMS Corporate

AIMS Corporate leases one office at 10400 Eaton Place, #203, Fairfax, Virginia from Scott Group / Eaton Place Associates.  The two-year lease expires Aug. 31, 2008; we are currently paying 5,073 per month.  The Company hopes to renew the lease for an additional twelve months.

AIMS Interactive, Inc.

AIMS Interactive, as of December 31, 2007, had one month-to-month lease commitment to Hamilton Properties in Tarpon Springs, Florida, for $337 per month, which expired Jan. 31, 2008.  As of February 1, 2008, AIMS Interactive has no lease commitments

ATB Media, Inc.

ATB Media, Inc., had no lease commitments in 2007 and has no lease commitments anytime in the future.

Bill Main and Associates

Bill Main and Associates has one lease commitment beginning May 1, 2007 to Ludwika Schein, landlord, at 236 Broadway, Chico, California, ending on April 30, 2009 (two years), currently at $1,500 per month.  Renewable for one extended term of five years.

Harrell, Woodcock, and Linkletter

Harrell, Woodcock, and Linkletter had no lease commitments in 2007 and has no lease commitments anytime in the future.

IKON Public Affairs Group, LLC

IKON Public Affairs Group leases space from Saint James Ventures at 200 West Washington Square, Philadelphia, starting January 2006 and ending April 2008 at an annual rental of $63,900, or $5,325 per month.

IKON Public Affairs Group leases office space from 837 LLC at 837 Sherman Street in the City Center in Denver, starting January 1, 2002, currently at a rate of $1,900 per month.

IKON Public Affairs Group leases space from landlord Craig Snyder at 1307 North 14th Street in Arlington, Virginia, 22209, at a monthly rate of $7,000, starting January 1, 2007 and ending three years thereafter.

IKON Public Affairs Group leases space from landlord Craig Snyder at 90 Alton Road, #2406, Miami Beach, Florida, starting January 1, 2003 and ending December 1, 2007, and renewed for another five years starting January 2008 for monthly payments equal to the payments on the first and second mortgages held on the property (amounts not stated in lease).  The last monthly payment was $4,311.25 + $514.17 condo fee, totaling $4,825.22 per month.

IKON Public Affairs Group leases space from landlord Benny Brama at Related Properties at 217 East 96th Street, #39-F, New York City, for a two-year period starting October 2007 and ending September 2009 for a monthly payment that totals the monthly payments on the first and second mortgages as well as all coop fees. Current payments are $3,795 per month for rent and appr. $500 per month for utilities.

IKON Public Affairs Group leases space from landlord Craig Snyder  at 217 East 96th Street, #39-H, New York City, for a three-year period for a monthly payment that total the monthly payments on the first and second mortgages as well as all coop fees. Current payments are $5,377.05 for monthly rent, $3,137 for monthly coop fee, and appr. $500 per month for utilities.  The lease starts May 2007 and ends April 2010.

IKON Public Affairs Group leases an Astin Martin automobile from Premier Financial Services, LLC, for 2,210 per month, starting 8/3/07 and ending June 2012.

IKON Public Affairs Group leases a Becker automobile from Power MotorCar Company, for four years, starting February 2008 and ending January 2012, for $2,515 per month.

IKON Public Affairs Group leases a Maserati QP automobile from Maserati Financial Services, beginning June 2007, for $2,548.93 per month, ending May 2011.

IKON Public Affairs Group leases a Mini Cooper automobile, starting January 2006 and ending July 2008 for $227.64 per month.

IKON Public Affairs Group leases a Nissan Quest automobile from Nissan Motor Acceptance for 38 months, beginning June 2007 and ending August 2010, for $633.57 per month.

IKON Public Affairs Group leases a 2007 Volvo automobile from Don Beyer Volvo in Falls Church, Virginia, for $754.54 per month starting June 2007 and ending May 2011.

IKON Public Affairs Group leases a Volkswagen Beetle automobile from Volkswagen of Downtown Los Angeles for a monthly rate of $401.28, starting September 2007 and ending August 2010 (three years).

Streetfighter Marketing, Inc.

Lease office space at 467 Waterbury Court, Gahanna, Ohio, from Streetfighter Group for a monthly rate of $2,000.  The lease is for five years, expiring 2011.

Target America, Inc.

Target America leases office space at 10560 Main Street, 2nd floor, Fairfax, Virginia, starting March 18, 2005, and ending March 17, 2008, at a monthly rate of $2,750.  In January 2008 the lease was renewed for another three years.

Rent expenses for years ended December 31, 2007 and 2006, were $274,780 and $47,076 respectively.

Note:  All leases detailed above are operating leases with the exception of the auto lease for the Becker which is a capital lease.

Operating lease commitments for year 2008 though year 2012 are as follows:

	Total	Real Estate	Vehicles
Total 2008	$545,182	$465,008	$80,174
Total 2009	467,595	389,015	78,580
Total 2010	260,105	185,664	74,441
Total 2011	166,737	123,699	43,038
Total 2012	104,094	90,834	13,260
	$1,543,714	$1,254,221	$289,493

Note 10:  Stockholders' Equity

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

On July 26, 2007, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Liberty Growth Fund LP.  Under the Agreement, Liberty could purchase up to a total of 5,000,000 shares of the Company’s Series A Preferred Stock at a price of $8,000,000.  The Series A Preferred Stock is convertible into common stock of the Company in the ratio of five (5) shares of common for each share of Series A Preferred Stock.  Liberty also received warrants to purchase shares of the Company’s Common Stock as follows: 21,875,000 shares at $.50, callable by the Company with certain cancellable restrictions; 4,000,000 shares at $.50; 6,000,000 shares at $1.00 and 6,000,000 shares at $2.00.

As a condition of the Agreement, the Company issued Lerota, LLC, who acted as an assigned consultant by Liberty to the transaction between the Company and Liberty, a cashless warrant for 3,143,750 shares of common stock with an exercise price of $0.01 per share in addition to cash fees of $350,000 for the first round and $450,000 for the second round.  The warrant is vested and expires July 26, 2012.  The quoted market price of the stock was $0.58 per share.  The Company valued the warrants at an average of $0.57 per share, in accordance with SFAS 123(R) using a risk-free interest rate of 4.3%, a dividend yield of 0.0%, a calculated volatility factor of 188% and an expected life of five years.  The calculated value of $1,800,000 was recorded as offering costs and charged to additional paid in capital in the financial statements.

The funding was a bifurcated transaction whereby the First Round Financing consisted of $3,850,000 in exchange for 2,187,500 shares of Series A Preferred Stock.  The Second Round Financing of $4,500,000 in exchange for 2,812,500 shares of Series A Preferred Stock had to be completed within 120 days of the date of the Agreement and required the Company to acquire a company meeting certain requirements.

If the Company failed to acquire the Second Round Acquisition Target prior to the Second Round closing date, then the Company was to issue an additional 500,000 shares of Preferred Stock to Liberty as a penalty.

If, for the twelve months ended December 31, 2007, the Company’s pro forma EBITDA target was not met, then the Company was to issue an additional 1,600,000 shares of Preferred Stock to Liberty as a an additional penalty.

Further, should the Company be subject to penalties, the Company was also to issue additional warrants to purchase common stock to Lerota, LLC in the amount of 187,500 shares of Common Stock at $.01 for the Acquisition penalty and 825,000 shares of Common Stock for the EDITDA penalty.

The Agreement required the Company to register the shares of common stock underlying the Series A Preferred Stock with the Securities and Exchange Commission on Form SB-2 or S-3 and to appoint Mr. Philip A. Seifert, a principal of Liberty Growth Fund LP, to the Board of Directors of the Company.

Concurrent with entering the Preferred Stock Agreement and related agreements, including an Escrow Agreement whereby Liberty required that the escrow agent be Cardinal Trust and Investment, the parties closed on the First Round Financing.  The Company substantially used the funds to complete its acquisition of 55% of IKON Public Affairs Group, LLC, and 100% of Target America, Inc.

In an 8-K filing in August 2007 and subsequently in its Sept. 30, 2007, Form 10-QSB, the Company disclosed that on July 26, 2007 (the “Closing Date”), it sold 2,187,500 convertible preferred shares (the “Purchased Securities”) to Liberty Growth Fund L.P (“Liberty”).  The closing of the transaction was administered by Cardinal Trust and Investment, a Division of Cardinal Bank (“Cardinal”), acting as Escrow Agent pursuant to a written escrow agreement dated July 19, 2007 (the “Escrow Agreement”).  The Company, Liberty and Cardinal were all parties to the Escrow Agreement.

Also on July 26, pursuant to previously disclosed pre-existing agreements, the Company concurrently closed and acquired 55% of IKON Public Affairs Group, LLC, and 100% of Target America, Inc.

In discussions with Cardinal officials and representatives of Liberty after the Closing Date, the Company was advised that Liberty did not provide the funds required to complete the purchase transaction, and that Lerota LLC, which received a fee for its services in the transaction, returned the cash fee in its entirety to Cardinal.

On August 9, 2007, Cardinal filed suit in the Fairfax County Circuit Court (Civil Action No. 2007-9626), naming Philip August Seifert and Liberty Growth Fund LP as defendants, seeking recovery of funds disbursed by Cardinal together with interest and costs.  AIMS is not a party to the litigation.  Mr. Seifert, General Managing Partner of Liberty, died in November 2007.

Since the Closing Date, the Company continued to perform its obligations under the terms of the Stock Purchase Agreement and related agreements with Liberty.  Because of Liberty’s actions and the untimely death of Mr. Seifert, the Company has initiated efforts to secure replacement financing.  There is no assurance that alternative financing can be timely obtained on reasonable terms or at all.  However, on February 15, 2008, the Company received a proposed term sheet from FG Investments, LLC.

As of December 31, 2007, the Company had not incurred any liabilities under the Stock Purchase Agreement with Liberty for penalties or liquidated damages.  The Agreement required the Company to file a registration statement within 45 days of closing the Liberty transaction registering the preferred shares and underlying warrants issued in the first tranche.  However, given the pending litigation between Cardinal and Liberty and the demonstrated inability of Liberty to perform its obligations under the Stock Purchase Agreement, the Company, with no assurance that its costs and expenses associated with complying with the terms of the second tranche would be met, elected not to proceed with the registration.

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

Common stock

During 2006, we sold 4,445,000 shares of our newly issued common stock for total proceeds of $1,435,000 reduced by offering costs of $19,809.  We issued 722,222 shares of our common stock in conjunction with the acquisition of Streetfighter Marketing, Inc.  We issued 1,927,778 shares of our common stock in conjunction with our proposed acquisition of IKON and TargetAmerica, which are held in escrow at December 31, 2006.  We issued 445,000 shares of our common stock valued at $82,324 as bonuses to employees and related parties.  We issued 829,803 shares of our common stock valued at $343,007 as compensation for services.  The shares issued for services and bonuses were recorded at fair value based on the market price on the date of the grant.  We reacquired 108,486 shares of common stock from an employee and shareholder for a negotiated cash price of $69,432.  At December 31, 2006, stock subscriptions totaling $50,000 remained receivable.

During 2007, we issued 2,490,000 shares of common stock for total proceeds of $525,000.  In addition we issued 676,827 shares of common stock for services valued at $290,452 and we issued 100,000 shares of common stock valued at $23,000 in payment of trade debt.  We issued 825,000 shares of common stock as part of the purchase price for the acquisition of Bill Main and Associates, we issued 650,000 shares of common stock for the acquisition of Target America and we released 1,762,778 shares of common stock that were previously escrowed to complete the acquisition of Target America and IKON.  We received and cancelled 200,000 shares valued at $118,000 as consideration for the sale of the Prime Time Subsidiary.  The shares issued for services and bonuses were recorded at fair value based on the market price on the date of the grant.  At December 31, 2007, stock subscriptions totaling $50,000 remained receivable.

The shares issued during 2007 for services and bonuses totaled 676,827 distributed to eleven individuals and organizations. Total fair value was $290,452.

Fair value was determined for all shares based on closing price on the day of Board approval.

The shares issued during 2006 for services and bonuses were as follows:

Four individuals headed four of the Company’s major business
units throughout 2006	459,000

Seven individuals or organizations provided legal, financial,
and marketing consulting services on a contractual basis	370,803

Bonuses for full-time twelve staff members
and two heads of major business units	445,000

Total shares	1,274,803

Total fair value	$425,331

Fair value was determined for all shares based on closing price on the day of Board approval.

Options and warrants to purchase common stock

Stock and Incentive Compensation Plans

Total compensation cost for share-based payment arrangements at December 31, 2007 and 2006:

	2007	2006
Stock grants	$290,452	$425,331
Stock warrants	-	588,499
Total compensation cost	290,452	1,013,830
Income tax	-	-
Net compensation cost	$290,452	$1,013,830

All compensation cost has been recognized as of December 31, 2007.

A summary of the status of the Company’s stock options issued as of December 31, 2007 and 2006:

	# of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2005	3,900,000	Variable	-	-
Granted	2,300,000	Variable	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at Dec. 31, 2006	6,200,000	Variable	-	-
Granted	2,300,000	Variable	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at Dec. 31, 2007	8,500,000	Variable	3.2 years	-
Exercisable at Dec. 31, 2007	8,500,000	Variable	3.2 years	-

In 2006 and again in 2007, options to purchase 200,000 shares of common stock for a period of five years were given to each of four officers or directors of the Company. The options, totaling 800,000 shares each year can be exercised at a price that is 125% of the market price at the time the options are exercised.  The exercise price of these options will continue to remain above the market price of these shares, introducing a complexity such that it is not possible to estimate the fair value of these options using option pricing models. Accordingly, under SFAS 123R, (paragraph 25) the intrinsic model will be applied to these options. Compensation cost reported each accounting period is based on the change in the intrinsic value.  Total compensation cost under the intrinsic model is the excess of the fair value of the stock over the option price.  No compensation expense was reported for these options in 2006 or 2007.

In 2006 and again in 2007, options to purchase 500,000 shares of common stock for a period of five years were given to each of three directors at the Company.  The options, totaling 1,500,000 shares each year can be exercised at a price that is 110% of the market price at the time the options are exercised.  The exercise price of these options will continue to remain above the market price of these shares, introducing a complexity such that it is not possible to estimate the fair value of these options using option pricing models.  Accordingly, under SFAS 123R, (paragraph 25) the intrinsic model will be applied to these options.  Compensation cost reported each accounting period is based on the change in the intrinsic value.  Total compensation cost under the intrinsic model is the excess of the fair value of the stock over the option price.  No compensation expense was reported for these options in 2006 or 2007.

	2007	2006
Total fair value of options vested
during the period	$-	$-
Total intrinsic value of options
exercised during the period	$-	$-

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2007 and 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	36,000	$0.50
Granted	1,500,000	0.86
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2006	1,536,000	0.87	3.7 years
Granted	45,531,250	0.69	4.7 years
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2007	47,067,250	0.69	4.7 years	$1,945,563
Exercisable at December 31, 2007	44,304,750	0.73	4.6 years	$1,239,188

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

On July 26, 2007, the Company granted Liberty Growth Fund LP warrants to purchase a total of 25,875,000 shares of the Company’s common stock at an exercise price of $0.50 per share, 6,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share and 6,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share.  The warrant is vested and expires July 2012.  The quoted market price of the stock was $0.58 per share.  The Company valued the warrants at an average of $0.54 per share, or $20,406,437, in accordance with SFAS 123(R).  The expense of $20,406,437 was recorded as share-based payments related to equity financing and charged to capital in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.3%
Dividend yield	0.00%
Volatility factor	188%
Weighted average expected life	3.8 years

On July 26, 2007, the Company granted an intermediary warrants to purchase a total of 4,156,250 shares of the Company’s common stock at an exercise price of $0.01 per share.  The warrant is vested and expires July 2012.  The quoted market price of the stock was $0.58 per share.  The Company valued the warrants at an average of $0.58 per share, or $2,403,804, in accordance with SFAS 123(R).  The expense of $2,403,804 was recorded as share-based payments related to equity financing and charged to capital in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.3%
Dividend yield	0.00%
Volatility factor	188%
Weighted average expected life	5 years

In November 2007, the Company granted a consultant warrants to purchase a total of 3,500,000 shares of the Company’s common stock at an exercise price of $0.001 per share.  The warrant is 50% vested and expires in December 2012.  The remaining 50% is vested on completion of planned financing.  The quoted market price of the stock was $0.23 per share.  The Company valued the warrants at an average of $0.23 per share, or $804,127, in accordance with SFAS 123(R).  The expense the vested portion of $402,064 was recorded as share-based payments of prepaid offering costs in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.3%
Dividend yield	0.00%
Volatility factor	183%
Weighted average expected life	5.3 years

Note 11:  Segment Information

We report the following information on our business segments as of and for the twelve months ended December 31, 2007:

	Media	Media	Consulting	Strategy		Public		Digital	Corporate
	Services	Properties	Services	& Planning		Affairs		Marketing	Overhead	Total

Revenues	$-	$-	$91,174	$425,305		$1,026,665		$576,315	$-	$2,119,459

Loss from
operations	$-	$(30,325)	$(24,641)	$(468,656)		$(311,527)		$(153,288)	$(1,973,802)	$(2,962,239)

Loss from
discontinued
operations	$(32,183)	$-	$-	$-	$		$		$-	$(32,183)

Net income (loss)	$(30,562)	$(267,879)	$(18,306)	$(508,674)		$(226,737)		$(159,410)	$(1,978,102)	$(3,189,670)

Significant assets, net	$-	$-	$231,400	$913,489		$2,732,431		$2,018,706	$-	$5,896,026

We report the following information on our business segments as of and for the twelve months ended December 31, 2006:

	Media	Media	Consulting	Strategy	Corporate
	Services	Properties	Services	& Planning	Overhead	Total

Revenues	$846,847	$-0-	$857,056	$38,484	$-	$1,742,387

Income (loss) from
operations	$(173,985)	$(12,194)	$771,972	$(56,314)	$(3,696,058)	$(3,166,580)

Income from
equity investments	$220,134	$-	$-	$-	$-	$220,134

Net income (loss)	$38,596	$(247,003)	$762,258	$(60,456)	$(3,696,058)	$(3,202,663)

Identifiable assets	$260,749	$-	$-	$47,487	$14,434	$322,670

Depreciation accum.	$(67,200)	$-	$-	$(2,000)	$(8,040)	$(77,240)

Goodwill	$606,548	$-	$-	$-	$-	$606,548

Unconsolidated
equity investments	$661,283	$-	$-	$-	$-	$661,283

Note 12: Subsequent Events

During the first quarter of 2008 the Company accepted a bridge loan from Christine A. Garcia, spouse of the Company CEO, in the amount of 45,000, bearing no interest.  As of March 20, 2008, the amount remaining payable to her is $30,000.

As of January 1, 2008, Mr. Miller was no longer considered a related party to AIMS Worldwide, Inc.