Form 10-Q
period 2008-03-31
AIMS WORLDWIDE INC
filed 2008-05-15
CIK 1094363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission file number 333-86711

AIMS™ WORLDWIDE, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0567854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 EATON PLACE, #203, FAIRFAX, VA 22030

(Address of principal executive offices)

703-621-3875, x2254

(Issuer’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  48,361,167 shares of May 12, 2008.

FORM 10-Q

AIMS™ WORLDWIDE, INC.

       (Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at March 31, 2008, and the related statements of operations, shareholders deficit and cash flows, for the three months ended March 31, 2008 and 2007 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Assets

	March 31,	December 31,
	2008	2007
Current assets	(Unaudited)
Cash	$122,926	$138,593
Accounts receivable, net	225,573	174,063
Inventory	6,854	7,269
Prepaid expense	39,535	34,399
Total current assets	394,888	354,324

Property and equipment
At cost, net of accumulated depreciation of $26,180	203,334	185,366

Other assets
Deposits and other assets	104,140	111,640
Prepaid offering costs	402,064	402,064
Goodwill, net of impairment of $87,431	3,908,755	3,908,755
Intangible assets, net of amortization of $424,907	1,810,066	1,899,950
Total other assets	6,225,025	6,322,409

Total assets	$6,823,247	$6,862,099

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$743,430	$634,555
Accounts payable - related parties	203,023	146,022
Deferred revenue	75,934	62,083
Current portion of long term debt	52,945	63,477
Notes payable	1,747,348	1,715,907
Notes payable - related parties	1,005,971	975,971
Accrued interest payable	991,377	947,456
Accrued interest payable - related parties	860,495	845,201
Total current liabilities	5,680,523	5,390,672

Long term debt	559,919	536,825
Total liabilities	6,240,442	5,927,497

Minority interest	(240,155)	(205,829)
Contingencies (see Note C)	-	-

Stockholders' equity
Preferred stock held in escrow, $.001 par value, 20,000,000 shares
authorized, 7,100,000 shares issued and 2,128,500 outstanding	7,100	7,100
Common stock, $.001 par value, 200,000,000 shares authorized
46,043,343 shares issued and outstanding	46,043	44,587
Additional paid-in capital – preferred stock	3,488,929	3,488,929
Additional paid-in capital – common stock	10,201,039	9,920,486
Stock subscription receivable	(50,000)	(50,000)
Deficit retained	(12,870,151)	(12,270,671)
Total stockholders' equity	822,960	1,140,431

Total liabilities and stockholders' equity	$6,823,247	$6,862,099

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$1,244,213	$109,328

Operating expenses
Cost of sales	31,845	26,230
General and administrative expenses	1,769,236	455,897
	1,801,081	482,127

Operating loss	(556,868)	(372,799)

Interest expense, net	(61,646)	(33,646)
Interest expense, net - related parties	(15,293)	(27,200)
Minority interest	34,327	-

Loss from continuing operations before provision for income taxes	(599,480)	(433,645)

Income taxes	-	-

Loss from continuing operations	(599,480)	(433,645)

Earnings from equity investments held for sale, net of income taxes	-	(3,197)

Net loss	$(599,480)	$(436,842)

Net loss available to common shareholders after beneficial conversion feature	$(599,480)	$(436,842)

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.01)

Basic and diluted loss per share to common shareholders	$(0.01)	$(0.01)

Weighted average number of shares outstanding	45,249,522	40,643,392

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

			Additional			Additional	Stock	Stock
	Common Stock		Paid-in	Preferred Stock		Paid-in	Held In	Subscription	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Escrow	Receivable	Deficit	Total

Balance,
January 1, 2008	44,586,575	$44,587	$9,920,486	7,100,000	$7,100	$3,488,929	$-	$(50,000)	(12,270,671)	$1,140,431

Common stock
issued for cash	1,366,666	1,367	232,412	-	-	-	-	-	-	233,779

Common stock
issued for services	90,102	90	48,140	-	-	-	-	-	-	48,230

Loss for period	-	-	-	-	-	-	-	-	(599,480)	(599,480)

Balance,
March 31, 2008	46,043,343	$46,043	$10,201,039	7,100,000	$7,100	$3,488,929	$-	$(50,000)	$(12,870,151)	$822,960

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(599,480)	$(436,842)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	99,079	41,742
Loss (income) from equity investments	-	(34,443)
Loss (income) from minority interest	(34,327)	-
Stock issued to employees and others for services	48,230	39,840
	(486,498)	(389,703)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(48,732)	73,115
Accounts payable and other current liabilities	238,941	199,644
Net cash used in operating activities	(296,289)	(116,944)

Cash flows from investing activities:
Purchase of equipment	(27,164)	-
Distributions from equity investments	-	26,500
Investment in subsidiaries and equity investments	-	(17,390)
Net cash provided by (used in) investing activities	(27,164)	9,110

Cash flows from financing activities:
Proceeds from sale of common stock	234,000	85,000
Offering costs for sale of stock	(221)	-
Proceeds from investor subscription paid	-	50,000
Proceeds of notes payable, net	74,007	-
Repayments of notes payable	-	(1,256)
Net cash provided by financing activities	307,786	133,744

Net increase (decrease) in cash	(15,667)	25,910

Cash, beginning of period	138,593	16,942
Cash, end of period	$122,926	$42,852

Cash paid during the period for:
Interest	$17,755	$9,804
Income taxes	$-	$-

Non-cash investing and financing activities
Stock issued to escrow for acquisition	$-	$170,890
Stock issued to settle debt	$-	$23,000

See accompanying notes to condensed, consolidated financial statements

AIMS™ WORLDWIDE, INC.

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

NOTE A:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.  Prior periods have been restated to reclassify discontinued from continuing operations.

The results for the three months ended March 31, 2008, are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2007.

NOTE B:  SUBSIDIARIES AND EQUITY INVESTMENTS

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following subsidiaries:  AIMS Interactive, Inc.; ATB Media, Inc.; Streetfighter Marketing, Inc.; Barbara Overhoff, Inc., d/b/a/ Bill Main and Associates; Harrell, Woodcock, and Linkletter; Target America, Inc.; and 55% of IKON Public Affairs Group, LLC.

Pro forma results of operations had Bill Main and Associates, IKON Public Affairs, and Target America, Inc., been included in operations for the year ended December 31, 2007, are as follows:

	AIMS	Bill Main	IKON	Target America	Pro Forma
	Worldwide	January 1 to	January 1 to	January 1 to
	As Reported	May 16, 2007	July 26, 2007	July 26, 2007
Twelve months 2007
Revenue	$2,119,459	$142,879	$1,579,829	$660,222	$4,502,389
Operating income (loss)	(2,962,239)	(92,198)	54,015	5,547	(2,994,875)
Net income (loss)	(3,189,670)	(92,198)	97,209	45,753	(3,138,906)
Net loss per share	(.08)				(.08)

NOTE C:  CONTINGENCIES

The Internal Revenue Service is auditing IKON Holdings, Inc, the corporation from which AIMS acquired the 55% interest in IKON Public Affairs Group, LLC.  The examination is not complete, and no expense to AIMS is expected as a result of the examination.

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

NOTE E:  COMMON EQUITY TRANSACTIONS

During the three months ended March 31, 2008, we issued 1,366,666 shares of common stock to four shareholders for total proceeds of $234,000.  In addition, we issued 90,102 shares of common stock for services valued at $48,230.  Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the three months ended March 31, 2008:

	Media	Media	Consulting	Strategy	Public	Digital	Corporate
	Services	Properties	Services	& Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$-	$16,896	$226,824	$618,633	$381,860	$-	$1,244,213

Loss from
operations	$-	$-	$3,740	$(70,760)	$(76,282)	$57,700	$(471,266)	$(556,868)

Loss from discon-
tinued operations	$-	$-	$-	$-	$-	$-	$-	$-

Net income (loss)	$-	$(59,215)	$3,770	$(86,600)	$(41,955)	$55,786	$(471,266)	$(599,480)

Identifiable assets, net	$-	$-	$308,510	$1,026,559	$2,987,235	$2,091,266	$409,677	$6,823,247

We report the following information on our business segments as of and for the three months ended March 31, 2007:

	Media	Media	Consulting	Strategy	Corporate
	Services	Properties	Services	& Planning	Overhead	Total

Revenues	$-	$-	$45,000	$64,328	$-	$109,328

Loss from
operations	$-	$-	$11,881	$(182)	$(384,498)	$(372,799)

Loss from
discontinued operations	$(3,197)	$-	$-	$-	$-	$(3,197)

Net income (loss)	$(3,197)	$(58,999)	$11,881	$(2,029)	$(384,498)	$(436,842)

Identifiable assets, net	$218,506	$-	$-	$-	$22,320	$240,826

NOTE G:  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company obtained short-term loans totaling $45,000 from the spouse of an officer, of which $30,000 remains unpaid at March 31, 2008.

NOTE H:  CONVERTIBLE PREFERRED EQUITY AND CONTINGENCY

As of March 31, 2008, the Company is continuing in its efforts to secure financing to complete core competency acquisitions in the marketing and communications platform, and to fund its organic growth plan.  The Company is placed in the position of seeking this financing by reason of the failure of Liberty Growth Fund LP to perform its obligations under the Stock Purchase Agreement entered into by and between the Company and Liberty in 2007.

The Company is in discussions with several investment groups to provide replacement financing.  However, there is no guarantee or assurance that these discussions will result in a financing alternative that can be obtained on reasonable terms or at all.

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

AIMS Worldwide, Inc. (“AIMS™ or “AIMS”), is a vertically integrated marketing communications consultancy providing organizations with its AIMSolutions branded focused marketing solutions at the lowest possible cost.  AIMS™ (Accurate Integrated Marketing Solutions) increases the accuracy of the strategic and tactical direction of its client's marketing program, improves results and reduces the cost, by refocusing "mass marketing" to a more strategic "One-2-One™" relationship with the ideal customer.  To further differentiate from the rest of the market, AIMS™ places intense focus on the Return on Marketing Investment, or "ROMI™."  The Company's goal is to provide clients with a measurable return by first conducting an audit of the client's existing marketing strategy in order to deliver an increased return on their investment.  AIMS™ is accelerating its growth by targeting and acquiring a group of core competency media and marketing communications services companies.

Our Company structure consists of seven major business units ("MBUs"):  AIMSolutions Consulting, Advertising Services, Strategy and Planning, Public Affairs, Public Relations, Digital Marketing and Media Properties.  To this end we have entered into strategic partnerships, acquired certain subsidiaries, and are in the process of acquiring additional core competency companies to achieve our desired organization.

-

AIMSolutions Consulting Group focuses on the use and application of the AIMS™ ROMI™ scientific process to provide marketing research, analysis, and reports from which to initiate strategies, plans, measurement tools, and manage AIMS™ marketing programs for its clients.

-

AIMS™ Advertising Services Group and strategic partner KassUehling, Inc., focus on full service advertising, creative design, advertising production, direct response and strategic media planning for its clients.

-

AIMS™ Strategy and Planning Group, through its subsidiaries Harrell Woodcock Linkletter, Street Fighter Marketing, and Bill Main & Associates, provides marketing research, strategy, planning, consulting and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.

-

AIMS™ Public Affairs Group, via its subsidiary IKON Public Affairs Group, LLC, concentrates on bringing the best and latest information and ideas from around the United States concerning candidates, public issues, public policy, legislation, state and local ballot measures.  This group provides solutions to finding information on issues and organizations concerning local, state and national governments.

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

-

AIMS™ Media Group includes the Company’s subsidiaries AIMS™ Interactive, Inc., and ATB Media, Inc., which owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernardino, California, and minority interest in Group One Broadcasting, Inc., a Scottsdale, Arizona operator of the Talk One Radio Network.

AIMSolutions during the past five years has been a research and development consulting practice refining its accurate integrated marketing solutions scientific processes to “go to market” and sell the marketing solution product to fee-paid clients.  AIMSolutions has undertaken a number of client beta-tests in the on-going development of its vertically integrated marketing solution process.  Beta-test clients have been in a number of applications industries including but not limited to public policy issues, political campaign marketing, consumer electronics, medical and health care, distribution services, consumer package goods, restaurant, food service, and hospitality, etc.  The scope of these industry development activities has established a platform of knowledge, processes, and intellectual properties, sufficient as a proof-of-concept to introduce AIMSolutions.  Based on the aforementioned, management believes that we have completed our research and development stage, and AIMSolutions is entering its going-concern revenue-driven consulting practice.

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

Our website, www.aimsworldwide.com is the registered internet domain names owned and controlled by AIMS.

We also hold a technology license agreement with Advocast, Inc., a proprietary public issues digital marketing application service provider.

Subsidiaries

As part of its corporate development core competency acquisition strategy, AIMS Worldwide, Inc., owns the following subsidiaries:

Harrell Woodcock Linkletter & Vincent, Inc.

On April 15, 2005, AIMS Worldwide, Inc. acquired Harrell Woodcock Linkletter & Vincent, Inc., a Florida corporation (“HWL&V”).  HWL&V, a strategy, planning and marketing consulting group offering innovative new business and new market development services, is now named “Harrell, Woodcock, and Linkletter.”

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

Streetfighter Marketing, Inc.

On October 24, 2006, the Company entered an agreement with the shareholders of Streetfighter Marketing, Inc. (d/b/a Street Fighter Marketing), whereby the Company acquired 100% of the issued and outstanding stock of Streetfighter.

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

Target America, Inc.

Acquired July 26, 2007, with a base in Fairfax, Virginia, and offices in Indianapolis and Chicago, Target America, Inc. was founded in 1995 under the laws of the Commonwealth of Virginia to meet the rapidly changing needs of not-for-profit charity and philanthropy fundraising professionals.  The company is a constant innovator in the field of contributor and donor prospect research, developing and launching a completely online prospect screening service in 2003.  Target America continues to upgrade and develop this tool, which now includes a wide range of services from automated Internet research and Target Tiger™, and internet search engine, to an integrated management system to serve not only the not-for profit community, but business, commerce database profiles, retail, and financial institutions as well.

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

Three Month Periods Ended March 31, 2008 and 2007

We had $1,244,213 in revenue for the three months ended March 31, 2008, which is 1,138% more when compared with $109,328 in revenue for the same three month period of 2007; substantially due to the acquisitions of Bill Main and Associates, Target America, Inc., and 55% of IKON Public Affairs Group, LLC.  Cost of sales was $31,845, leaving a gross profit of $1,212,368 for the three month period of 2008 compared to cost of sales of $26,230 and a gross profit of $83,098 for the same three month period of 2007.

Our general and administrative expenses were $1,769,236 for three months ended March 31, 2008, compared to general and administrative expense of $455,897 for the same period in 2007.  The primary reason for the increase is attributed to G&A expenses added by including the new subsidiaries noted above.

Our operating loss for the three months ended March 31, 2008, was $556,868 compared to $372,799 for the same period in 2007.  The primary reasons for the increase in the operating loss were the substantial increase in activity related to the four acquisitions and because IKON and AIMSolutions did not meet anticipated forecasts for the quarter.  However, IKON has contracted two congressional general election races in Pennsylvania that are anticipated to generate significant revenue in the third and fourth quarters and could offset the slowdown experienced in the first quarter by the Company’s subsidiary.  It is unlikely that AIMSolutions, the Company’s consultancy subsidiary, will meet its 2008 expectations.  However, at the end of the first quarter AIMSolutions management is in discussions with two client development prospects that could result in a positive performance for AIMSolutions for 2008 if it is able to contract them; there is no guarantee or assurance that both parties can agree to mutually-acceptable terms.

The quarterly loss was reduced because Target America, Inc., and Streetfighter Marketing, Inc., had favorable financial results:  Target America had its best revenue quarter in company history with $381,860, and Streetfighter Marketing delivered $138,576 in revenue.

Liquidity and Capital Resources

At March 31, 2008, we had total current assets of $394,888 consisting of $122,926 in cash, $225,573 in accounts receivable, $6,854 of inventory and $39,535 in prepaid expenses.  Equipment net of accumulated depreciation was $203,334 and other assets included $1,810,066 in net intangible assets and $3,908,755 in Goodwill, a substantial increase due to the acquisitions of Bill Main and Associates, Target America, Inc., and 55% of IKON Public Affairs Group, LLC.

Our liabilities at March 31, 2008, totaled $6,240,442 and consisted of $946,453 in accounts payable, $75,934 in deferred revenue, $1,005,971 in notes payable to related parties, $860,495 in accrued interest payable to related parties, $1,747,348 in notes payable and $991,377 in accrued interest.

We are still a relatively new company and have not yet fully implemented our business plan.  Due to our lack of profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern.  We do not have any long-term capital commitments and we believe that our immediate needs can be met with a combination of cash on hand and through ongoing operations.  However, we will require additional capital to fully implement our business plan.  We are currently negotiating to acquire other media providers and estimate that we will have to raise approximately $10,000,000 during the coming year for acquisition costs, growth capital, and other expenses.  We will also have ongoing legal and auditing expenses as well as office and lease expenses.  If we cannot generate sufficient capital through ongoing operations, we will likely sell common stock, seek advances from officers or explore other debt financing strategies.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required by smaller reporting companies.

ITEM 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals, including AIMS™, alleging breach of contract.  Mr. Trujillo has reached an agreement with Michael Foudy.  AIMS disputes that it should be a party to this suit because Mr. Foudy did not have the authority to bind the Company to any agreement.  Management expects this legal matter to be settled in 2008.

The case is being handled by the following local Florida counsel:  Carl A. Cascio, Esquire, Carl A. Cascio, P.A., 525 N.E. Third Avenue, #102, Delray Beach, Florida 33444.  Phone is 561-274-7473.  561-274-8305 is facsimile; e-mail: casciolw@bellsouth.net.

ITEM 1A.  Risk Factors

The Company's business is subject to numerous risk factors, including the following:

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

Some of these risks include the need to:

-

attract new AIMSolutions marketing clients and maintain current client relationships,

-

offer competitive pricing,

-

maintain and expand our network of advertising space through which we deliver the advertising component of our AIMSolutions-,

-

achieve marketing solution campaign results that meet our clients’ objectives,

-

identify, attract, retain and motivate qualified personnel,

-

successfully implement our organic and acquisition business model,

-

manage our expanding operations, and

-

maintain our reputation and build trust with our clients.

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

Our success depends on our ability to develop and introduce new services that address our clients’ changing demands.  Any new products or services that we develop will have a high degree of risk and need to meet the requirements of our current and prospective clients and may not achieve significant market acceptance.  The introduction of new products and services by our competitors, and the emergence of new industry standards, could render our existing products and services obsolete and unmarketable or require unanticipated investments in research and development.  If revenues generated from the use of our technologies do not cover these development costs, our operating results could be adversely affected.

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

Part of our business strategy is to acquire or make investments in other businesses, or acquire products and technologies, to complement our current business.  Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt.  We may not be able to identify, negotiate or finance any future acquisition successfully.  Even if we do succeed in acquiring a business, product or technology, we have limited experience in integrating an acquisition into our business.  Acquisitions involve many risks, any of which could disrupt our business and reduce the likelihood that we will receive the expected benefits of the acquisition, including:

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

During the three months ended March 31, 2008, we issued 1,366,666 shares of common stock to one shareholder for total proceeds of $234,000.  In addition we issued 90,102 shares of common stock for services valued at $48,230.  Fair value of shares issued for services was determined by the board of directors in relation to the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

ITEM 3.  Defaults upon Senior Securities.

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

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

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMS™ WORLDWIDE, INC.

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr. / May 15, 2008

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / May 15, 2008

Chief Financial Officer