Form 10-Q
period 2008-06-30
AIMS WORLDWIDE INC
filed 2008-08-14
CIK 1094363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  49,308,833 shares on August 12, 2008.

FORM 10-Q

AIMS™ WORLDWIDE, INC.

       (Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc., at June 30, 2008, and the related statements of operations, shareholders deficit and cash flows, for the three and six month periods ended June 30, 2008 and 2007 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

(unaudited)

Assets

June 30, 2008
Current assets:
Cash	$138,236
Accounts receivable, net	150,979
Supplies inventory	6,579
Prepaid expenses	41,578
Total current assets	337,372

Property and equipment:
At cost, net of accumulated depreciation of $59,651	193,938

Other assets:
Deposits	32,561
Other assets	68,722
Goodwill, net of impairment of $87,431	3,908,755
Prepaid offering costs	402,064
Intangible assets, net of amortization of $410,972	1,720,182

Total Assets	$6,663,594

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$769,942
Accounts payable - related parties	122,328
Accrued expense	1,828
Deferred revenue	52,665
Current portion of long term note payable	52,945
Notes payable	1,791,811
Notes payable - related parties	975,971
Accrued interest payable	1,035,300
Accrued interest payable - related parties	875,788
Total current liabilities	5,678,578

Long term note payable	493,025
Total liabilities	6,171,603

Minority interest	(242,852)

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet (continued)

(unaudited)

June 30, 2008
Stockholders' deficit
Preferred stock held in escrow, $.001 par value, 10,000,000 shares
authorized, 7,100,000 shares issued and 2,128,500 outstanding	7,100
Additional paid-in capital	3,488,929
Common stock, $.001 par value, 100,000,000 shares authorized
47,498,833 shares issued and outstanding	47,799
Additional paid-in capital	10,566,547
Stock subscription receivable	(120,000)
Deficit retained	(13,255,532)
Total stockholders' deficit	734,843

Total liabilities and stockholders' deficit	$6,663,594

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Revenue	$2,697,503	$135,551
	2,697,503	135,551

Operating expenses:
Cost of sales.	85,524	34,203
Cost of sales - related parties	-	2,772
General and administrative expenses	3,454,890	1,178,445
General and administrative expenses - related parties	-	4,565
	3,540,414	1,219,985

Operating loss	(842,911)	(1,084,434)

Interest expense, net	(148,387)	(81,421)
Interest expense, net - related parties	(30,587)	(39,800)
Minority interest	37,024	-

Loss before discontinued operations provision for income taxes	(984,861)	(1,205,655)

Gain on sale of discontinued operations, net of income taxes	-	4,796
Earnings from equity investments held for sale, net of income taxes	-	(43,202)

Loss before provision for income taxes	(984,861)	(1,244,061)

Income taxes	-	-

Net loss	$(984,861)	$(1,244,061)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.03)
Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average number of
shares outstanding	45,249,522	37,897,297

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	June 30,
	2008	2007

Revenue	$1,453,290	$26,223
	1,453,290	26,223

Operating expenses:
Cost of sales	53,679	7,973
Cost of sales - related parties	-	2,772
General and administrative expenses	1,685,654	724,655
General and administrative expenses - related parties	-	2,458
	1,739,333	737,858

Operating loss	(286,043)	(711,635)

Interest expense, net	(86,741)	(47,775)
Interest expense, net - related parties	(15,294)	(12,600)
Minority interest	2,697	-

Loss before discontinued operations before provision for income taxes	(385,381)	(772,010)

Gain on sale of discontinued operations, net of income taxes	-	4,796
Earnings from equity investments held for sale, net of income taxes	-	(40,005)

Loss before provision for income taxes	(385,381)	(807,219)

Income taxes	-	-

Net loss	$(385,381)	$(807,219)

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.02)
Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of
shares outstanding	45,249,522	42,384,059

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

			Additional			Additional	Stock
	Common Stock		Paid-in	Preferred		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Receivable	Deficit	Total

Balance,
December 31, 2007	44,586,575	$ 44,587	$ 9,920,486	7,100,000	$ 7,100	$ 3,488,929	$ (50,000)	$ (12,270,671)	$ 1,140,431

Common stock
issued for cash	3,059,444	3,059	553,456	-	-	-	(70,000)	-	486,515

Common stock
issued for services	152,814	153	92,605	-	-	-	-	-	92,758

Net loss for period	-	-	-	-	-	-	-	(984,861)	(984,861)

Balance, June 30, 2008	47,798,833	$ 47,799	$ 10,566,547	7,100,000	$ 7,100	$ 3,488,929	$ (120,000)	$ (13,255,532)	$ 734,843

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(984,861)	$(1,244,061)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	198,192	19,715
Income from equity investments	-	38,406
Loss from minority interest	(37,024)	-
Stock issued to employees and others for services	92,758	113,332
	(730,935)	(1,072,608)
Changes in current assets and liabilities:
Accounts receivable and other current assets	26,953	(121,768)
Accounts payable and other current liabilities	222,534	347,557
Net cash used in operating activities	(481,448)	(846,819)

Cash flows from investing activities:
Purchase of equipment	(26,995)	(35,411)
Deposit on acquisition	-	(205,000)
Proceeds from sale of subsidiary and equity investments	-	1,025,000
Net cash used in investing activities	(26,995)	784,589

Cash flows from financing activities:
Proceeds from sale of common stock	487,200	225,000
Offering costs for sale of common stock	(686)	(481)
Proceeds from investor subscription paid	-	50,000
Proceeds from notes payable	21,572	80,830
Repayments of notes payable	-	(160,000)
Net cash provided by (used in) financing activities	508,086	195,349

Net increase (decrease) in cash	(357)	133,119

Cash, beginning of period	138,593	16,942

Cash, end of period	$138,236	$150,061

Cash paid during the period for:
Interest	$17,755	$9,804

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Income taxes	$-	$-

Non-cash investing and financing activities
Stock issued for acquisitions	$-	$270,000
Stock issued to settle debt	$-	$23,000

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

The results for the three months and six months ended June 30, 2008, are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

Pro forma results of operations had Bill Main and Associates, IKON Public Affairs Group, LLC, and Target America, Inc., been included in operations for the year ended December 31, 2007, are as follows:

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

NOTE D:  INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."  The Company incurred net operating losses during the periods shown on the condensed consolidated financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

NOTE E:  COMMON EQUITY TRANSACTIONS

During the three months ended June 30, 2008, we issued 1,692,778 shares of common stock to nine shareholders for total proceeds of $323,200, less $120,000 which remains subscribed at June 30, 2008.  In addition, we issued 62,712 shares of common stock for services valued at $44,528.  Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

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

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the six months ended June 30, 2008:

	Media	Media	Consulting	Strategy &	Public	Digital	Corporate
	Services	Properties	Services	Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$-	$32,895	$491,000	$1,434,886	$738,722	$-	$2,697,503

Income (loss)
from
operations	$-	$-	$(32,862)	$(124,439)	$(55,678)	$59,216	$(689,148)	$(842,911)

Net income (loss)	$-	$(118,569)	$(33,212)	$(155,321)	$(45,251)	$56,639	$(689,147)	$(984,861)

Identifiable assets, net	$-	$-	$289,557	$986,559	$2,920,735	$2,055,099	$411,544	$6,663,594

We report the following information on our business segments as of and for the six months ended June 30, 2007:

	Media	Media	Consulting	Strategy	Corporate
	Services	Properties	Services	& Planning	Overhead	Total

Revenues	$-	$-	$52,500	$83,051	$-	$135,551

Loss from
operations	$-	$(30,256)	$22,326	$(73,314)	$(1,003,190)	$(1,084,434)

Loss from discon-
tinued operations	$(38,406)	$-	$-	$-	$-	$(38,406)

Net income (loss)	$(38,406)	$(148,510)	$22,326	$(76,679)	$(1,002,792)	$(1,244,061)

Identifiable assets	$-	$-	$-	$81,230	$16,102	$97,332

Depreciation accum.	$-	$-	$-	$(6,181)	$(9,547)	$(15,728)

NOTE G:  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company obtained short-term loans totaling $45,000 from the spouse of an officer, of which $30,000 remains unpaid at June 30, 2008.

NOTE H:  SUBSEQUENT EVENTS- CONVERTIBLE PREFERRED EQUITY AND CONTINGENCY, AND PRIVATE PLACEMENT OFFERING

Stock and Warrant Purchase Agreement with FG Investment Holdings, LLC

As of June 30, 2008, the Company is continuing in its efforts to secure financing to complete core competency acquisitions in the marketing and communications platform, and to fund its organic growth plan.  The Company is placed in the position of seeking this financing by reason of the failure of Liberty Growth Fund LP to perform its obligations under the Stock Purchase Agreement entered into by and between the Company and Liberty in 2007.

On July 8, 2008, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement, (the “Agreement”), with FG Investment Holdings, LLC.  Under the Agreement, FG Investment Holdings, LLC purchased 93,750 shares of Series B Preferred Stock for $150,000.00, and received a warrant to purchase 6,000,000 shares of Common Stock at a price per share of $0.352.  In addition, FG Investment has the right to purchase 1,406,250 shares of Series B Preferred Stock for $2,250,000 (the “Second Round Financing”) conditional on the Company meeting certain conditions.  Upon closing of the Second Round Financing, FG will receive a warrant to purchase 21,875,000 shares of Common Stock with an exercise price of $0.50 per share.  The Agreement also provides for a Third Round Financing in the amount of $2,100,000 in exchange for 1,312,500 of Series B Preferred Stock which also requires the Company to meet certain conditions.  The Company will pay a fee to FG Investment Holdings, LLC in the amount of $450,000 simultaneously with the consummation of the Third Closing.

The Agreement requires the Company to register the shares of common stock underlying the Series B Preferred Stock and warrants with the Securities and Exchange Commission upon demand by FG Investment Holdings, LLC.

The Agreement also requires the Company to appoint a director selected by FG Investment Holdings, LLC, to the Board of Director of the Company.

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

Private Placement Offering

IKON Holdings, Inc., and AIMS Worldwide, Inc., (parties related to IKON Public Affairs Group, LLC) have formed a media buying and selling cooperative that will be managed by IKON Public Affairs Group, LLC.  IKON Public Affairs Group, LLC, will receive a management fee from the cooperative for an amount that is yet to be determined.

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

On December 17, 2002, we acquired AIMS Worldwide, Inc., incorporated in Nevada on October 7, 2002, as Accurate Integrated Marketing Solutions Worldwide, Inc., to act as the successor to AIMS™ Group, LLC, which was organized in Virginia in November 2001.  As a result of this acquisition, we changed our name to AIMS Worldwide, Inc.

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

-

AIMS™ Advertising Services Group and strategic partner KassUehling, Inc., focus on full service advertising, creative design and branding, advertising production, direct response and strategic media planning for its clients.

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

-

AIMS™ Digital Marketing Group, via its subsidiary Target America, Inc., and strategic licensing partner Advocast, Inc., focuses its activities on using and applying digital technologies for improving ROMI™ for AIMSolutions Consulting Group clients.

-

AIMS™ Media Group includes the Company’s subsidiaries AIMS™ Interactive, Inc., and ATB Media, Inc., which owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernardino, California, and minority interest in Group One Broadcasting, Inc., a Scottsdale, Arizona, operator of the Talk One Radio Network.

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

AIMS™ and Broadcast Management Systems in Houston, the majority interest and operating owner of KCAA-AM Radio Station in Loma Lind/San Bernardino, California, have agreed to list the station for sale now that a 10,000 watt approval has been received from the FCC and anticipate selling the station in 2008.  Subsequent to June 30, 2008, KCAA management was negotiating a listing agreement with CMS Station Brokerage  of Pittsburgh, Penn., on a non-exclusive basis.  However, there are no guarantees that or assurances that market conditions will be conducive to providing a suitable and acceptable purchaser.

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

Our internal research indicates that an estimated worldwide $1 trillion plus is spent annually on the full range of marketing, marketing communications, marketing services, media, and delivery systems.  This is a massive, diverse, and fragmented service industry.  As such, globally there can be little doubt as to the competition in the marketing services space in which the leading companies, agencies, and firms are better established, positioned, branded, staffed and capitalized than our Company.

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

Employees

AIMS Worldwide, Inc., corporate headquarters has four employees, and, including our operating subsidiaries, has a total of approximately twenty-five employees.  We plan to hire additional personnel on an as-needed basis as our operations expand. As of June 30, 2008, we continued to have no formal employment agreements in place at the corporate level.

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

Three Month Periods Ended June 30, 2008 and 2007

We had $1,453,290 in revenue for the three months ended June 30, 2008, compared with $26,223 in revenue for the same three month period of 2007, substantially due to the acquisitions of Bill Main and Associates, Target America, Inc., and 55% of IKON Public Affairs Group, LLC.  Cost of sales was $53,679, leaving a gross profit of $1,399,611 for the three month period of 2008 compared with cost of sales of $10,745 and a gross profit of $15,478 for the same three month period of 2007.

Our general and administrative expenses were $1,685,654 for the three months ended June 30, 2008 compared to general and administrative expense of $727,113 for the same period in 2007.  Our operating loss for the three months ended June 30, 2008, was $286,043 compared to $711,635 for the same period in 2007.  The primary reason for the increase is attributed to G&A expenses added by including the new subsidiaries noted above.

Six Month Periods Ended June 30, 2008 and 2007

We had $2,697,503 in revenue for the six months ended June 30, 2008, compared with $135,551 in revenue for the same six month period of 2007.  Cost of sales was $85,524, leaving a gross profit of $2,611,979 for the first six month period of 2008 compared with cost of sales of $36,975 and a gross profit of $98,576 for the same six month period of 2007.

Our general and administrative expenses were $3,454,890 for the six months ended June 30, 2008, compared to general and administrative expense of $1,183,010 for the same period in 2007. Our operating loss for the six months ended June 30, 2008, was $984,861 compared to $1,084,434 for the same period in 2007.

Liquidity and Capital Resources

At June 30, 2008, we had total current assets of $337,372 consisting of $138,326 in cash, $150,979 in accounts receivable, $6,579 of inventory and $41,578 in prepaid expenses.  Equipment, net of accumulated depreciation was $193,938, and other assets included $3,908,755 in Goodwill and $1,720,182 in net intangible assets which includes non-compete employment agreements, the Street Fighter, Bill Main, IKON and Target America brand and copyrights, and letters of intent.

Our liabilities at June 30, 2008, totaled $6,171,603 and consisted of $892,270 in accounts payable, $52,665 in deferred revenue, $975,971 in notes payable to related parties, $875,788 in accrued interest payable to related parties, $1,791,811 in notes payable and $1,035,300 in accrued interest.

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

ITEM 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008.  As reported in section 8A(T) Controls and Procedures on Form 10KSB for the Year ended December 31, 2007, our disclosure controls and procedures were determined to be not effective due to material weaknesses related to a lack of segregation of duties and specific anti-fraud controls in the corporate office.  At June 31, 2008, the company had not added additional personnel required to offset this deficiency but has instituted procedures such as additional reconciliation of key accounts to mitigate the potential effect of this deficiency.

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

(b)

Changes in Internal Control over Financial Reporting.  The company instituted a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act on March 10, 2008.  In addition, during the second quarter, management compiled specific procedures for the Chairman of the Audit Committee to independently investigate and resolve any issues or concerns raised.  Management determined that the identified material weakness specific to procedures for the Chairman of the Audit Committee has been fully remediated.  There were no other changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

-successfully implement our organic and acquisition business model,

-

manage our expanding operations, and

-

maintain our reputation and build trust with our clients.

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

During the three months ended June 30, 2008, we issued 1,692,778 shares of common stock to nine shareholders for total proceeds of $323,200.  In addition, we issued 62,712 shares of common stock for services valued at $44,528.

During the three months ended March 31, 2008, we issued 1,366,666 shares of common stock to four shareholders for total proceeds of $234,000.  In addition, we issued 90,102 shares of common stock for services valued at $48,230.

As of June 30, 2008, $120,000 in share value remains subscribed but unpaid.

ITEM 3.  Defaults upon Senior Securities.

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.  Other Information.

IKON Public Affairs Group, LLC, Private Placement Offering

IKON Holdings, Inc., and AIMS Worldwide, Inc., (parties related to IKON Public Affairs Group, LLC) have formed a media buying and selling cooperative that will be managed by IKON Public Affairs Group, LLC.  IKON Public Affairs Group, LLC, will receive a management fee from the cooperative for an amount that is yet to be determined.

Transaction with FG Investment Holdings, LLC

On July 8, 2008, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement, (the “Agreement”), with FG Investment Holdings, LLC.  Under the Agreement, FG Investment Holdings, LLC purchased 93,750 shares of Series B Preferred Stock for $150,000.00, and received a warrant to purchase 6,000,000 shares of Common Stock at a price per share of $0.352.  In addition, FG Investment has the right to purchase 1,406,250 shares of Series B Preferred Stock for $2,250,000 (the “Second Round Financing”) conditional on the Company meeting certain conditions.  Upon closing of the Second Round Financing, FG will receive a warrant to purchase 21,875,000 shares of Common Stock with an exercise price of $0.50 per share.  The Agreement also provides for a Third Round Financing in the amount of $2,100,000 in exchange for 1,312,500 of Series B Preferred Stock which also requires the Company to meet certain conditions.  The Company will pay a fee to FG Investment Holdings, LLC in the amount of $450,000 simultaneously with the consummation of the Third Closing.

The Agreement requires the Company to register the shares of common stock underlying the Series B Preferred Stock and warrants with the Securities and Exchange Commission upon demand by FG Investment Holdings, LLC.

The Agreement also requires the Company to appoint a director selected by FG Investment Holdings, LLC, to the Board of Director of the Company.

Retirement of Target America, Inc., CEO

On July 31, 2008, James F. McGee, Founder and CEO of our subsidiary Target America, Inc., retired.  Nancy Johnson, who has served with Mr. McGee in numerous management positions for the past seven years, will assume Mr. McGee's management assignments and roles.  Ms. Johnson has been in a pre-retirement succession plan and has served as Chief Operating Officer at Target America.

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

AIMS™ WORLDWIDE, INC.

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr. / August 14, 2008

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / August 14, 2008

Chief Financial Officer