Form 10-Q
period 2008-09-30
AIMS WORLDWIDE INC
filed 2008-11-14
CIK 1094363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

(Former name, former address, and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  50,558,833 shares on November 14, 2008.

FORM 10-Q

AIMS™ WORLDWIDE, INC.

INDEX	Page

PART I. Financial Information	3

Item 1. Consolidated Financial Statements	3

Condensed, Consolidated Balance Sheet at September 30, 2008 (Unaudited),	4
and December 31, 2007 (Audited)

Condensed, Consolidated Statements of Operations for the Nine Months Ended	6
September 30, 2008 and 2007 (Unaudited)
Condensed, Consolidated Statements of Operations for the Three Months Ended	7
September 30, 2008 and 2007 (Unaudited)

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit,	8
From January 1, 2008, through September 30, 2008 (Unaudited)

Condensed, Consolidated Statements of Cash Flows for the Nine Months Ended	9
September 30, 2008 and 2007 (Unaudited)

Notes to Condensed, Consolidated Financial Statements (Unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T. Controls and Procedures	17
PART II. Other Information	17

Item 1. Legal Proceedings Item 1A. Risk Factors	17 18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities Item 4. Submission of Matters to a Vote of Security Holders Item 5. Other Information	20 20 20

Item 6. Exhibits	21

Signatures	21

                  (Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheets of AIMS™ Worldwide, Inc., at September 30, 2008, and December 31, 2007, and the related statements of operations, shareholders deficit and cash flows, for the three and nine month periods ended September 30, 2008 and 2007, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheet

(unaudited)

Assets

	Sept. 30, 2008	Dec. 31, 2007
Current assets:
Cash	$899,420	$138,593
Accounts receivable, net	5,169,026	174,063
Supplies inventory	6,443	7,269
Prepaid expenses	37,514	34,399
Total current assets	6,112,403	354,324

Property and equipment:
At cost, net of accumulated depreciation of $68,150 and $41,228, respectively	185,029	185,366

Other assets:
Deposits	26,840	30,418
Other assets	68,722	81,222
Goodwill, net of impairment of $87,431	3,908,755	3,908,755
Prepaid offering costs	402,064	402,064
Intangible assets, net of amortization of $590,740 and $321,088, respectively	1,630,298	1,899,950

Total assets	$12,334,111	$6,862,099

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$6,390,556	$634,555
Accounts payable - related parties	122,718	146,022
Accrued expense	1,828	-
Deferred revenue	31,311	62,083
Current portion of long term note payable	52,945	63,477
Notes payable	1,706,162	1,715,907
Notes payable - related parties	975,971	975,971
Accrued interest payable	1,079,403	947,456
Accrued interest payable - related parties	891,250	845,201
Total current liabilities	11,252,144	5,390,672

Long term note payable	480,510	536,825
Total liabilities	11,732,654	5,927,497

Minority interest	(159,420)	(205,829)

AIMS Worldwide, Inc. Condensed, Consolidated Balance Sheet (continued) (unaudited)
	Sept. 30, 2008	Dec. 31, 2007
Stockholders' deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized,	7,194	7,100
7,193,750 shares issued, of which 4,912,500 held in escrow
and 2,281,250 outstanding, and 7,100,000 issued of which
4,912,500 held in escrow and 2,187,500 shares
outstanding, respectively
Additional paid-in capital	3,620,643	3,488,929
Common stock, $.001 par value, 200,000,000 shares authorized,
50,558,833 shares issued and outstanding, and	50,559	44,587
44,587,075 shares issued and outstanding, respectively
Additional paid-in capital	11,048,273	9,920,486
Stock subscription receivable	(270,000)	(50,000)
Deficit retained	(13,695,792)	(12,270,671)
Total stockholders' deficit	760,877	1,140,431

Total liabilities and stockholders' deficit	$12,334,111	$6,862,099

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Revenue	$10,243,669	$1,122,753

Operating expenses:
Cost of sales.	5,708,340	235,740
General and administrative expenses	5,658,110	3,037,214
General and administrative expenses - related parties	-	4,565
	11,366,450	3,277,519

Operating loss	(1,122,781)	(2,154,766)

Interest expense, net	(213,719)	(152,801)
Interest expense, net - related parties	(42,212)	(60,030)
Minority interest	(46,409)	36,483

Loss before discontinued operations provision for income taxes	(1,425,121)	(2,331,114)

Gain on sale of discontinued operations, net of income taxes	-	(4,305)
Earnings from equity investments held for sale, net of income taxes	-	(27,878)

Loss before provision for income taxes	(1,425,121)	(2,363,297)

Income taxes	-	-

Net loss	$(1,425,121)	$(2,363,297)

Net loss available to common shareholders after beneficial conversion feature	$(1,425,121)	$(4,863,297)

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.06)
Basic and diluted loss per share to common shareholders	$(0.03)	$(0.13)

Weighted average number of shares outstanding	47,209,376	38,638,712

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenue	$7,546,166	$987,202

Operating expenses:
Cost of sales	5,622,816	198,765
General and administrative expenses	2,203,220	1,838,164
General and administrative expenses - related parties	-	20,605
	7,826,036	2,057,534

Operating loss	(279,870)	(1,070,332)

Interest expense, net	(65,332)	(71,380)
Interest expense, net - related parties	(11,625)	(20,230)
Minority interest	(83,433)	36,483

Loss before discontinued operations before provision for income taxes	(440,260)	(1,125,459)

Gain on sale of discontinued operations, net of income taxes	-	(9,101)
Earnings from equity investments held for sale, net of income taxes	-	15,324

Loss before provision for income taxes	(440,260)	(1,119,236)

Income taxes	-	-

Net loss	$(440,260)	$(1,119,236)

Net loss available to common shareholders after beneficial conversion feature	$(440,260)	$(3,619,236)

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.03)
Basic and diluted loss per share to common shareholders	$(0.01)	$(0.08)

Weighted average number of shares outstanding	48,106,715	43,718,602

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

			Additional			Additional	Stock
	Common Stock		Paid-in	Preferred	Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Receivable	Deficit	Total

Balance,
Dec. 31, 2007	44,586,575	$ 44,587	$ 9,920,486	7,100,000	$ 7,100	$ 3,488,929	$ (50,000)	$ (12,270,671)	$ 1,140,431

Common stock
issued for cash	5,709,444	5,709	997,299	-	-	-	(220,000)	-	783,008

Preferred stock
issued for cash	-	-	-	93,750	94	149,906	-	-	150,000

Common stock
issued for
services	262,814	263	112,296	-	-	-	-	-	112,559

Net loss for period	-	-	-	-	-	-	-	(1,425,121)	(1,425,121)

Balance,
Sept. 30, 2008	50,558,833	$ 50,559	$ 11,030,081	7,193,750	$ 7,194	$ 3,638,835	$ (270,000)	$ (13,695,792)	$ 760,877

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,425,121)	$(2,363,297)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	296,574	304,197
Loss (income) from minority interest	46,409	(36,483)
Stock issued to employees and others for services	112,559	207,712
	(969,579)	(1,887,871)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(4,981,174)	38,658
Accounts payable and other current liabilities	5,881,749	308,965
Net cash used in operating activities	(69,004)	(1,540,248)

Cash flows from investing activities:
Purchase of equipment	(26,585)	(33,744)
Deposit on acquisition	-	(3,160,000)
Cash acquired in acquisition	-	140,390
Proceeds of sale of subsidiary and equity investments	-	1,025,000
Net cash used in investing activities	(26,585)	(2,028,354)

Cash flows from financing activities:
Proceeds from sale of common stock	801,200	325,000
Proceeds from sale of preferred stock	150,000	3,500,000
Offering costs for sale of common stock	(18,192)	(4,503)
Proceeds from investor deposit	-	100,000
Proceeds from notes payable	-	295,000
Repayments of notes payable	(76,592)	(174,196)
Net cash provided by (used in) financing activities	856,416	4,041,301

Net increase (decrease) in cash	760,827	472,699

Cash, beginning of period	138,593	16,942

Cash, end of period	$899,420	$489,641

Cash paid during the period for:
Interest	$81,772	$27,729
Income taxes	$-	$-
Non-cash investing and financing activities
Stock issued for acquisitions	$-	$459,865
Stock issued to settle debt	$-	$23,000

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

The results for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

NOTE E:  COMMON AND PREFERRED EQUITY TRANSACTIONS

During the three months ended September 30, 2008, we issued 2,650,000 shares of common stock to nine shareholders for total proceeds of $464,000, less $150,000 which remains subscribed at September 30, 2008, and we issued 93,750 shares of preferred stock to an investor for total proceeds of $150,000.  In addition, we issued 110,000 shares of common stock for services valued at $19,800. Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued.  The price of shares sold for cash were negotiated with the unrelated investors.

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

On July 8, 2008, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement, (the “Agreement”), with FG Investment Holdings, LLC.  Under the Agreement, FG Investment Holdings, LLC purchased 93,750 shares of Series B Preferred Stock for $150,000.00, and received a warrant to purchase 6,000,000 shares of Common Stock at a price per share of $0.352.  In addition, FG Investment has the right to purchase 1,406,250 shares of Series B Preferred Stock for $2,250,000 (the “Second Round Financing”) conditional on the Company meeting certain conditions.  Upon closing of the Second Round Financing, FG will receive a warrant to purchase 21,875,000 shares of Common Stock with an exercise price of $0.50 per share.  The Agreement also provides for a Third Round Financing in the amount of $2,100,000 (net) in exchange for 1,312,500 of Series B Preferred Stock which also requires the Company to meet certain conditions.  The Company will pay a fee to FG Investment Holdings, LLC in the amount of $450,000 simultaneously with the consummation of the Third Closing.

The Agreement requires the Company to register the shares of common stock underlying the Series B Preferred Stock and warrants with the Securities and Exchange Commission upon demand by FG Investment Holdings, LLC.

The Agreement also requires the Company to appoint a director selected by FG Investment Holdings, LLC, to the Board of Directors of the Company.

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

NOTE F:  SEGMENT INFORMATION

We report the following information on our business segments as of and for the nine months ended September 30, 2008:

	Media	Media	Consulting	Strategy &	Public	Digital	Corporate
	Services	Properties	Services	Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$-	$49,896	$622,724	$8,490,628	$1,080,421	$-	$10,243,669

Loss from
operations	$-	$(529)	$(57,848)	$(227,743)	$135,373	$24,665	$(996,700)	$(1,122,782)

Net income (loss)	$-	$(178,524)	$(57,448)	$(272,029)	$56,722	$22,858	$(996,700)	$(1,425,121)

Identifiable assets, net	$-	$-	$272,124	$913,472	$8,731,346	$2,004,206	$412,962	$12,334,110

We report the following information on our business segments as of and for the nine months ended September 30, 2007:

	Media	Media	Consulting	Strategy		Public		Digital	Corporate
	Services	Properties	Services	& Planning		Affairs		Marketing	Overhead	Total

Revenues	$-	$-	$75,000	$168,635		$555,053		$324,065	$-	$1,122,753

Loss from
operations	$-	$(30,325)	$(2,147)	$(381,641)		$(226,569)		$(44,001)	$(1,470,082)	$(2,154,765)

Loss from discon-
tinued operations	$(32,183)	$-	$-	$-	$		$		$-	$(32,183)

Net income (loss)	$(30,562)	$(208,228)	$2,904	$(406,597)		$(199,656)		$(46,774)	$(1,474,384)	$(2,363,297)

Identifiable assets, net	$-	$-	$252,287	$1,027,831		$2,474,795		$2,028,852	$4,174	$5,787,940

NOTE G:  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company obtained short-term loans totaling $45,000 from the spouse of an officer, of which $30,000 remains unpaid at September 30, 2008.

NOTE H:  SUBSEQUENT EVENTS

Appointment of Joseph M. Saunders

On October 17, 2008, AIMS Worldwide, Inc. announced that Joseph M. Saunders joined the company as president of AIMS Interactive and executive vice president and general manager of AIMSolutions.  Mr. Saunders brings more than 16 years of leadership, sales and product management experience in delivering marketing solutions, data products and management consulting to consumer products, financial services, franchises, retail and not-for-profit companies.  Prior to joining AIMS Worldwide, Mr. Saunders was responsible for international business development and new market expansion for Digital Envoy, the leading IP intelligence company. He also led new market development, including launching new solutions, at TARGUSinfo where he helped the company increase its revenue five-fold in six years.  Mr. Saunders also founded Audiopoint, a speech IVR ASP serving financial services, ISPs, call center and marketing companies.  Previously, he was a management consultant for PriceWaterhouseCoopers (Coopers & Lybrand).  Mr. Saunders holds an MBA from George Mason University and a B.S. in mathematics from the University of Michigan.

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

Our principal executive offices are at 10400 Eaton Place, Suite #203, Fairfax, VA 22030.  Our telephone number is 703/621-3875 and our fax number is 703/621-3870.  Our URL is www.aimsworldwide.com

Our Business

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

ATB holds a minority interest in Group One Broadcasting, Inc. that was organized to, among other reasons, meet the needs and demands for quality radio programming.  Group One Broadcasting, Inc. is the operator of the Talk One Radio Network in Scottsdale, Arizona.

AIMS™ and Broadcast Management Systems in Houston, the majority interest and operating owner of KCAA-AM Radio Station in Loma Lind/San Bernardino, California, have agreed to list the station for sale now that a 10,000 watt approval has been received from the FCC and anticipate selling the station in 2008 or early 2009.  On July 30, 2008, BSM management signed a listing agreement with CMS Station Brokerage of Pittsburgh, Penn., on a non-exclusive basis, and signed a similar agreement with EnVest Media of Richmond, Va., on September 2, 2008.  However, there are no guarantees that or assurances that market conditions will be conducive to providing a suitable and acceptable purchaser.

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

IKON Public Affairs Group, LLC

On July 26, 2007, AIMS Worldwide, Inc., acquired 55% of IKON Public Affairs Group, LLC, a limited liability company formed under the of Delaware laws.  Post-closing, IPAG, through its offices in Washington, D.C., and Denver, continues the business previously conducted by IKON Holdings, Inc., providing consulting services in connection with political campaigns and issue advocacy.  Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the value of the customer list and services of the two principals, including the reputation and work product and methods of those individuals.  In fall 2008 IKON Holdings, Inc., and AIMS Worldwide, Inc., (parties related to IKON Public Affairs Group, LLC) formed a media buying and selling cooperative, managed by IKON Public Affairs Group, LLC.

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

Employees

AIMS Worldwide, Inc., corporate headquarters has five employees, and, including our operating subsidiaries, has a total of approximately twenty-five employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.  As of September 30, 2008, we continued to have no formal employment agreements in place at the corporate level.

Description of Property

Our executive offices are located at 10400 Eaton Place, Suite 203, in Fairfax, Virginia, 22030.  Our subsidiaries which have separate offices are located as follows:  Bill Main and Associates has one office located in Chico, California; IKON Public Affairs Group has two main offices, one located in Arlington, Virginia, and the other in Denver; Streetfighter Marketing, Inc., has one office located in Gahanna, Ohio; and Target America has its base office in Fairfax, Virginia.

Three Month Periods Ended September 30, 2008 and 2007

The Company is reporting its largest revenue quarter in its history.  We had $7,546,166 in revenue for the three months ended September 30, 2008, compared with $987,202 in revenue for the same three month period of 2007 (a 664% increase), substantially due to the recently formed media buying and selling project managed by IKON Public Affairs Group, LLC.  Cost of sales was $5,622,816, leaving a gross profit of $1,923,350 for the three month period of 2008 compared with cost of sales of $198,765 and a gross profit of $788,437 for the same three month period of 2007.

Our general and administrative expenses were $2,203,220 for the three months ended September 30, 2008 compared to general and administrative expense of $1,858,769 for the same period in 2007.  Our operating loss for the three months ended September 30, 2008, was $279,870 compared to $1,070,332 for the same period in 2007.  The primary reason for the decrease is attributed to the media activities noted above as well as reduced general and administrative expenses.

Nine Month Periods Ended September 30, 2008 and 2007

Because of the significant third quarter 2008 revenue increase, the Company had $10,243,669 in revenue for the nine months ended September 30, 2008 (the largest 1st-3rd quarter revenue in its history), compared with $1,122,753 in revenue for the same nine month period of 2007.  Cost of sales was $5,708,340, leaving a gross profit of $4,535,329 for the first nine month period of 2008 compared with cost of sales of $235,740 and a gross profit of $887,013 for the same nine month period of 2007.

Our general and administrative expenses were $5,658,110 for the nine months ended September 30, 2008, compared to general and administrative expense of $3,041,779 for the same period in 2007.  Our operating loss for the nine months ended September 30, 2008, was $1,122,781 compared to $2,154,766 for the same period in 2007.

Liquidity and Capital Resources

At September 30, 2008, we had total current assets of $6,112,403 consisting of $899,420 in cash, $5,169,026 in accounts receivable, $6,443 of inventory and $37,514 in prepaid expenses.  Equipment, net of accumulated depreciation was $185,029, and other assets included $3,908,755 in Goodwill and $1,630,298 in net intangible assets which includes non-compete employment agreements, the Street Fighter, Bill Main, IKON, and Target America brand and copyrights, and letters of intent.

Our liabilities at September 30, 2008, totaled $11,732,654 and consisted of $6,513,274 in accounts payable, $31,311 in deferred revenue, $975,971 in notes payable to related parties, $891,250 in accrued interest payable to related parties, $2,239,617 in notes payable and $1,079,403 in accrued interest.

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

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals, including AIMS™, alleging breach of contract.  AIMS management disputes that it should be a party to this suit because Mr. Foudy did not have the authority to bind the Company to any agreement.  Subsequent to September 30, 2008, management advised its counsel to file for summary judgment and expects this legal matter to be settled by year-end 2008.

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

We incurred operating losses of $2,962,239 in 2007.  We do not expect to have consistent profitable operations until 2009 and we cannot assure that we will ever achieve or attain profitability.  If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

We will encounter risks and difficulties frequently encountered by early-stage companies.

Some of these risks include the need to:

-

attract new AIMSolutions marketing clients and maintain current client relationships,

-

offer competitive pricing,

-

maintain and expand our network of advertising space through which we deliver the advertising component of our AIMSolutions,

-

achieve marketing solution campaign results that meet our clients’ objectives,

-

identify, attract, retain and motivate qualified personnel,

-

successfully implement our organic and acquisition business model,

-

manage our expanding operations,

-

maintain our reputation and build trust with our clients,

-

locate, negotiate, and assimilate core competency acquisitions, and

-

attract and package the appropriate corporate finance and investment capital to underwrite our core competency acquisition corporate development.

AIMSolutions

Because AIMSolutions (our consulting service offered at the corporate level) client contracts generally can be cancelled by the client with little or no notice or penalty in accordance with the terms and conditions specified in the professional consulting service contract, the termination of one or more large contracts could result in an immediate decline in our revenues.

Harrell, Woodcock, and Linkletter

Although Harrell, Woodcock, and Linkletter has no current on-going operation, we may ultimately get no return on our investment due to lack of acquisitions even though the Company has acquired in this core competency platform Bill Main and Associates and Street Fighter Marketing.

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

Our failure to protect our intellectual property rights could diminish the value of our services, weaken our competitive position, and reduce our revenues.

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

Part of our business strategy is to acquire or make investments in other businesses, or acquire products and technologies, to complement our current business.  Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities, or incur debt.  We may not be able to identify, negotiate or finance any future acquisition successfully.  Even if we do succeed in acquiring a business, product, or technology, we have limited experience in integrating an acquisition into our business.  Acquisitions involve many risks, any of which could disrupt our business and reduce the likelihood that we will receive the expected benefits of the acquisition, including:

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

We may need additional funds to finance our operations, as well as to enhance our services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies.  However, our business may not generate the cash needed to finance such requirements.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities may have rights, preferences, or privileges senior to those of our common stock.  If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions do not involve any public offering or broker and no commissions were paid on the transaction.

During the three months ended September 30, 2008, we issued 2,650,000 shares of common stock to eight shareholders for total proceeds of $464,000.  In addition, we issued 110,000 shares of common stock for services valued at $19,800, and 93,750 shares of convertible preferred stock for total proceeds of $150,000.

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

As of September 30, 2008, $270,000 in share value remains subscribed but unpaid.

ITEM 3.  Defaults upon Senior Securities.

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.  Other Information.

Transaction with FG Investment Holdings, LLC

On July 8, 2008, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement, (the “Agreement”), with FG Investment Holdings, LLC.  Under the Agreement, FG Investment Holdings, LLC purchased 93,750 shares of Series B Preferred Stock for $150,000.00, and received a warrant to purchase 6,000,000 shares of Common Stock at a price per share of $0.352.  In addition, FG Investment has the right to purchase 1,406,250 shares of Series B Preferred Stock for $2,250,000 (the “Second Round Financing”) conditional on the Company meeting certain conditions.  Upon closing of the Second Round Financing, FG will receive a warrant to purchase 21,875,000 shares of Common Stock with an exercise price of $0.50 per share.  The Agreement also provides for a Third Round Financing in the amount of $2,100,000 (net) in exchange for 1,312,500 of Series B Preferred Stock which also requires the Company to meet certain conditions.  The Company will pay a fee to FG Investment Holdings, LLC in the amount of $450,000 simultaneously with the consummation of the Third Closing.

The Agreement requires the Company to register the shares of common stock underlying the Series B Preferred Stock and warrants with the Securities and Exchange Commission upon demand by FG Investment Holdings, LLC.

The Agreement also requires the Company to appoint a director selected by FG Investment Holdings, LLC, to the Board of Directors of the Company.

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

Gerald Garcia, Jr. / November 14, 2008

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / November 14, 2008

Chief Financial Officer