Form 10-K
period 2008-12-31
AIMS WORLDWIDE INC
filed 2009-04-08
CIK 1094363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 000-51732

AIMS WORLDWIDE, INC.

 (Name of small business issuer in its charter)

Nevada	87-0567854
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

10400 Eaton Place, #203

Fairfax, VA  22030

(Address of principal executive offices)

Issuer’s telephone number: 703-621-3875, x2254

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      . Yes   X .  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      . Yes  X . No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X . Yes       .  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .  Accelerated filer       .

Non-accelerated filer       .  (Do not check if a smaller reporting company) Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       .Yes   X .No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “AMWW.”  The aggregate market value (market cap) of the issuer’s common stock held by non-affiliates at March 31, 2009, is deemed to be $1,407,889 (6,704,283 shares at 21 cents per share).

Note.  If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.       . Yes       .  No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2009
Common Stock, $.001 par value	52,141,279

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Our principal executive offices are at 10400 Eaton Place, #203, Fairfax, VA 22030.  Our telephone number is 703-621-3875 and our fax number is 703-621-3870.  Our URL is www.AIMSWorldwide.com

Our Business

AIMS Worldwide, Inc. (“AIMS” or “AIMS™”) is a vertically integrated marketing communications consultancy providing organizations with its AIMSolutions branded focused marketing solutions at the lowest possible cost.  AIMS (Accurate Integrated Marketing Solutions) increases the accuracy of the strategic and tactical direction of its client's marketing program, improves results and reduces the cost, by refocusing "mass marketing" to a more strategic "One-2-One" relationship with the ideal customer.  To further differentiate from the rest of the market, AIMS™ places intense focus on the Return on Marketing Investment, or "ROMI™."  The Company's goal is to provide clients with a measurable return by first conducting an audit of the client's existing marketing strategy in order to deliver an increased return on their investment.  AIMS is accelerating its growth by targeting and acquiring a group of core competency media and marketing communications services companies.

It is our intention to structure the Company into seven major business units ("MBUs"):  AIMSolutions Consulting, Advertising Services, Strategy and Planning, Public Affairs, Public Relations, Digital Marketing, and Media Properties. To this end we have entered strategic partnerships, established select alliances, acquired certain subsidiaries, and are in the process of acquiring additional core competency companies to achieve our desired organization.

AIMSolutions during the past six years has been a research and development consulting practice refining its accurate integrated marketing solutions scientific processes to “go to market” and sell the marketing solution products to fee-paid clients.  The scope of these research and process development activities has established a platform of knowledge, processes, and intellectual properties, sufficient as a proof-of-concept to introduce AIMSolutions in 2007 and realized in 2008.  Based on the aforementioned, management believes that we have completed our research and development stage, and AIMSolutions will be expanding its revenue-driven consulting practice.

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

Subsidiaries

As part of its corporate development core competency acquisition strategy, AIMS Worldwide, Inc., owns the following subsidiaries:

Harrell Woodcock Linkletter & Vincent, Inc.

On April 15, 2005, AIMS acquired Harrell Woodcock Linkletter & Vincent, Inc., a Florida corporation (“HWL&V”).  The purchase price for the transaction was 500,000 shares of restricted common stock of AIMS in exchange for all of the issued and outstanding shares of HWL&V in cash and stock.  Included in the transaction were letters of intent issued by HWL&V to two specialty-marketing consulting firms, which AIMS™ has acquired.  Renamed “Harrell, Woodcock, & Linkletter,” Company management plans for this subsidiary to be an active strategy, planning, and marketing consulting group offering innovative new business and new market development services.

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

ATB currently owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernardino, Calif. and owns rights to receive income participation from one or more radio stations if and when acquired.  KCAA operates in a 24-hour broadcast cycle. On March 19, 2008, station management received approval from the FCC for a construction permit that would allow station management to expand the current facility to support daytime broadcasts at 10,000 watts.

AIMS and Broadcast Management Systems in Houston, the majority interest and operating owner of KCAA-AM Radio Station in Loma Linda/San Bernardino, Calif., have agreed to list the station for sale now that a 10,000 watt construction permit approval has been received from the FCC and anticipate selling the station in 2009. However, there are no guarantees that or assurances that market conditions will be conducive to providing a suitable and acceptable purchaser.

Streetfighter Marketing, Inc.

On October 24, 2006, the Company entered an agreement with the shareholders of Streetfighter Marketing, Inc. (d/b/a Street Fighter Marketing), whereby the Company acquired 100% of the issued and outstanding stock of Streetfighter in exchange for 722,222 shares of the Company’s restricted common stock in a transaction valued at $650,000.  The agreement required the Company to enter into employment agreements with two Streetfighter employees.

Streetfigher Marketing, Inc., headquartered in Columbus, Ohio, specializes in speaking, motivation, publishing, and training businesses how to market, promote, and increase sales on a shoestring budget.  The Streetfighter client list includes AT&T, American Express, Walt Disney, Pizza Hut, Honda, Sony, Goodyear, Marvel Comics, The City of Dallas, the State of Arkansas, the Country of India, and Sylvan Learning Centers.

Bill Main and Associates

On May 16, 2007, the Company completed the purchase of Barbara Overhoff, Inc., d/b/a Bill Main and Associates, in Chico, Calif.  Total AIMS Worldwide, Inc., payment was 850,000 shares of restricted common stock and $175,000 in cash.  Bill Main and Associates is a leading strategy, planning, publishing, and consulting firm in the restaurant, food service, and hospitality industry.  A published author and noted speaker, Chairman Tucker W. “Bill” Main is a recognized authority in restaurant marketing, operations, and management.  He is a former President of the California Restaurant Association.

Target America, Inc.

Acquired July 26, 2007, with a base in Fairfax, Va., and offices in Indianapolis and Chicago, Target America, Inc. was founded in 1995, under the laws of the Commonwealth of Virginia, to meet the rapidly changing needs of not-for-profit, charity, and philanthropy fundraising professionals.  The company is a constant innovator in the field of contributor and donor prospect research, developing and launching a completely online prospect screening service in 2003.  Target America continues to upgrade and develop this tool, which now includes a wide range of services from automated Internet research and Target Tiger, and internet search engine, to an integrated management system to serve not only the not-for profit community, but business, commerce database profiles, retail, and financial institutions as well.

IKON Public Affairs Group, LLC

On July 26, 2007, AIMS Worldwide, Inc., acquired 55% of IKON Public Affairs Group, LLC (“IPAG”), a limited liability company formed under the of Delaware laws.  Post-closing, IPAG, through its offices in Washington, D.C., and Denver, continues the business previously conducted by IKON Holdings, Inc., providing consulting services in connection with political campaigns and issue advocacy.  Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the value of the customer list and services of the two principals, including the reputation and work product and methods of those individuals.

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

AIMS management has undertaken comprehensive industry research including evaluation of the full scope of marketing services including, but not limited to, advertising (Top 100), direct marketing (Top 20), sales promotion (Top 20), public relations (Top 20), market research (Top 25), digital marketing technologies (Top 100), and marketing support services (Top 200).  Based on our analysis, AIMS believes that traditional media and marketing services, while with far greater financial and human resources than the company, do not currently offer the integrated solutions AIMS provides.

Regulation

Our business is not regulated by any governmental agency and approval from any governmental agency is not required for us to market or sell our products.  However, some of our acquisitions may be subject to regulatory oversight.  For example, the Federal Communications Commission regulates the radio property.

Employees

AIMS Worldwide, Inc., corporate headquarters has five employees, and, including our operating subsidiaries, has a total of approximately twenty-five employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.  As of March 31, 2009, we continued to have no formal employment agreements in place at the corporate level.

Item 2.  Properties

Our executive offices at 10400 Eaton Place, Suite 203, Fairfax, VA 22030, also serve as offices for ATB Media, Inc., AIMS Interactive, Inc., and Harrell Woodcock and Linkletter.  Our other subsidiaries which have separate offices are located as follows:  Bill Main and Associates has one office located in Chico, Calif.; IKON Public Affairs Group has two main offices, one located in Arlington, Va., and the other in Denver; Streetfighter Marketing, Inc., has one office located in Gahanna, Ohio; and Target America has its base office in Fairfax, Va.

The Company does not own any real property; all offices are leased.

Item 3.  Legal Proceedings.

Jose R. Trujillo v. Michael L. Foudy, AIMS Worldwide, Inc., American Institute for Full Employment, The Committee for Good Common Sense, et al., in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, case No. 502005CA005603XXXXMB, affidavit filed December 9, 2005.

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals, including AIMS, alleging breach of contract.  AIMS management disputes that it should be a party to this suit because Mr. Foudy did not have the authority to bind the Company to any agreement.  Management is working with its counsel on preparing to file for summary judgment and expects this legal matter to be settled.

The case is being handled by the following local Florida counsel:  Carl A. Cascio, Esquire, Carl A. Cascio, P.A., 525 N.E. Third Avenue, #102, Delray Beach, FL 33444.  Phone is 561-274-7473.  561-274-8305 is facsimile; e-mail: casciolw@bellsouth.net.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMWW.  At March 31, 2009, there were 417 shareholders of record holding 52,141,279 shares of common stock with 50,117,466 distributed.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.  The following table shows the highs and lows of the closing bid and ask on the Company’s stock for the previous two years.

	Closing Bid		Closing Ask
2007	High	Low	High	Low
Jan. 2 thru March 31.55		.23	.70	.26
April 1 thru June 30.55		.35	.65	.55
July 1 thru Sept. 30.51		.35	.60	.36
Oct. 1 thru Dec. 31.40		.15	.60	.25

	Closing Bid		Closing Ask
2008	High	Low	High	Low
Jan. 2 thru March 31.25		.16	.30	.20
April 1 thru June 30.30		.17	.65	.20
July 1 thru Sept. 30.35		.05	.55	.10
Oct. 1 thru Dec. 31.12		.04	.30	.08

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown, or commission.  In addition, these quotations do not represent actual transactions.

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

Recent Sales of Unregistered Securities

During 2008, we issued 6,161,111 shares of common stock for total proceeds of $1,085,700.  In addition we issued 263,090 shares of common stock for services valued at $112,738 and we issued 1,120,503 shares of common stock valued at $89,640 to participants in IKON's campaign media buying program.  The shares issued were recorded at fair value based on the market price on the date of the grant.  At December 31, 2008, stock subscriptions totaling $252,500 remained receivable.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis should be read in conjunction with the audited financial statements appearing at the end of this report.

Results of Operations for the Years Ended December 31, 2008 and 2007

We generated corporate-wide revenue of $13,963,060 in 2008 which is a 659% percent increase the revenue of $2,119,459 in 2007.  None of the revenue generated in 2008 or 2007 was from related party transactions.

General and administrative operating expenses including cost of goods sold for the year ended December 31, 2008, were $14,850,934 compared to $5,081,698 in 2007.

ATB Media, Inc., interest expense booked in 2008 is $176,050 to nonrelated party debt holders and $61,510 to related party debt holders.

For the year ending December 31, 2008, we had an operating loss of $1,274,507 compared to $3,189,670 in 2007, a difference of $1,915,163, which was a 60+% decrease from last year.

The EBITDA results for the Company in 2008 are ($464,160).  A more detail accounting is provided below under the heading "Management Comment on 2008 Activities."

2008 results breakdown per market segment as follows:

AIMSolutions Consulting

We generated $229,897 in revenue from AIMSolutions client during 2008 and a gross profit of $153,418 for this product category.

In 2007 AIMSolutions generated $91,174 in revenue and had a $24,641 loss from operations.

In both 2007 and 2008 the revenues for this consulting group were generated mainly through contracts with Times Grill Restaurant Group, an operator and a franchisee with three units in Jacksonville, Fla., two units in Baton Rouge, La., one unit in Mandeville, La., and one unit in Pensacola, Fla., and with BestLine International research, a synthetic micro lubricant consumer products company in New York state.

Another milestone for this business segment was the appointment of a new general manager.  On October 17, 2008, AIMS Worldwide, Inc. announced that Joseph M. Saunders joined the company as executive vice president and general manger of AIMSolutions and president of AIMS Interactive.  Mr. Saunders brought more than sixteen years of leadership, sales and product management experience in delivering marketing solutions, data products and management consulting to consumer products, financial services, franchises, retail and not-for-profit companies.  Prior to joining AIMS Worldwide, Inc., Mr. Saunders was responsible for international business development and new market expansion for Digital Envoy, the leading IT intelligence company.  He also led new market development, including launching new solutions for TARGUSinfo where he helped the company increase its revenue five-fold in six years.  Mr. Saunders also founded Audiopoint, a speech IVS ASP serving financial services, ISPs, call centers and marketing companies.  Previously, he was a management consultant for PriceWatherhouseCoopers (Coopers & Lybrand).  Mr. Saunders holds an MBA from George Mason University and a B.S. in mathematics from the University of Michigan.

Subsequent to joining AIMS Worldwide, Inc., Mr. Saunders, in cooperation and cross-platform selling with Streetfighter Marketing, Inc., a subsidiary of AIMS Worldwide, Inc., signed a beta test marketing and consulting agreement with Sylvan Learning Center on November 17, 2008, to provide neighborhood marketing and “Streetfighter” tactics to specific Sylvan franchisees in two regional markets.

Advertising Services

We have not yet activated our Advertising Services segment.

Strategy and Planning Services

AIMS Worldwide, Inc., Strategy and Planning Group consists of Bill Main and Associates, Streetfighter Marketing, Inc., and Harrell, Woodcock, and Linkletter.  This segment generated $839,216 in revenue during 2008 and net income of ($8,864).

In 2007 revenue for the Strategy and Planning Group was $425,305, income from operations was ($468,656), and net income was ($508,674).

In 2007 Bill Main and Associates ("BMA") revenues reflected a downturn in planning and strategy fee income.  Speaking fees continued to decline consistently with foodservice and hospitality industry slowdown due to increasing costs of production and delivery of goods.  Consulting fees, as a percentage of revenues increased but overall profitability, were down significantly.

In 2008, despite a difficult year for the restaurant, foodservice, and hospitality industries due to drastic increases in food and gasoline prices as well as the 4th quarter economic downturn, revenues for BMA substantially increased as a result of several new seminars and consulting services designed specifically to address industry issues.  Speaking income remained stable without reductions in fees, and increases in consulting fees, planning engagements, and product sales accounted for the majority of the increase in revenue.  In addition, BMA did considerable downsizing and implemented several cost reduction programs which yielded positive net income.

BMA strategy for 2009 is to concentrate on speaking engagements with food processors, distributors, and manufacturers and continued marketing to targeted segments of the market seeking opportunities to increase business and/or to mitigate losses from the general economic downturn.

Streetfighter Marketing, Inc., ("SFM") during 2008 showed significant sales growth versus the previous year in both speaking revenues and consulting revenues.  At the same time there were no significant increases in overhead.  Two elements attributed to the increase were the steady effort of telephone sales to promote speaking dates which occurred mostly in the first half of the year and in the 4th quarter obtaining the Sylvan Learning contract which significantly increased our consulting revenues.

The Sylvan Learning project is the largest single project that SFM has undertaken to date.  We anticipate that it will generate more consulting fees in a nine month period than any previous consulting contract.  That, combined with the favorable results seen by the client, has positioned SFM to take advantage of the current economic situation in which many large companies are turning to local marketing efforts to help their general sales.  While economic uncertainty negatively affected our usual stream of speaking projects it has been a good environment for proposing consulting projects similar to Sylvan.

Regarding our book Street Fighter Marketing Solutions (Simon & Schuster/Free Press), in 2007 we received significant revenue from the publisher advance.  Although there were no 2008 book royalties or reprints we were able to buy a significant inventory of those books, at cost during the first printing and generate some revenue; they are significant items used in the process of selling speaking, presenting workshops, and consulting products.

We anticipate that the SFM speaking product sales will increase as the overall economy improves.  In preparation, we will continue to have outbound telephone sales to meeting, conference, and convention planners.  Though the consulting product has much more potential, the speaking product is not only an important revenue stream but also helps keep a presence in the business community and provides important qualified leads for consulting product sales.  While the speaking business has a limited amount of inventory in the form of available speaking dates, consulting projects are not limited to the availability of public personalities.

Public Affairs Services

AIMS Worldwide, Inc., Public Affairs Group consists of IKON Public Affairs Group, LLC.  This segment generated $11,488,888 in revenue during 2008 and net income of ($97,448).

In 2007 revenue for the Public Affairs Group was $1,026,665, loss from operations was ($311,527), and net income was ($226,737).

IKON Public Affairs Group ("IPAG") is one of many Washington, D.C.-based public issues, public policy, government affairs, lobbying, and political campaign firms which seek to advance the objectives of their clients in the federal regulatory and legislative processes.  Also, it's one of many political consulting firms which seek to aid their clients in winning elections – whether the election of candidates to office or the passage of initiative and referenda in the states.  Almost uniquely, IKON does both and has a track record of success with both.  This bifurcation in our business model leads to dramatic swings in revenue between election and non-election years, making our financial performance best analyzed by examining a 2-year cycle including one even and one odd numbered year.

Being a Presidential election year, 2008 offered IPAG opportunities to further develop its campaign management practice. IPAG conducted business in 2008 in political campaigns ranging from State House races to United States Congressional races to some work in the campaign for the U.S. Presidency.

IPAG also created a new product – advanced media buying services – which proved a significant source of new revenues.  In the second quarter of 2008 and in preparation for the national campaign season IPAG undertook political issue, political referendum, and political interest group (527s) research.  IPAG developed a unique media arbitrage strategy whereby advanced political issue media, primarily television broadcast, could be purchased, inventoried, and resold on behalf of interested clients.  In the third quarter 2008 IPAG entered into a business services relationship with RD Marketing, LLC, in Fort Collins, Colorado, whereby IPAG applied its strategic research and received capital with which we purchased and inventoried media product.  Subsequently, we sold the media product inventory.  Once the national election campaigns were completed RD Marketing received its original capital plus a small return for the campaign media buying activities and associated IPAG services.

Unfortunately, because of the sudden and sharp deepening of the recession in the fall of 2008, concurrent with the “normal” time for maximum political campaign advertising spending, and maximum rates for such spending, the final performance of CMBS was less than initially projected.  However, the innovative concept was proven and the practices, procedures, processes, and structures put in place for successful application of the model in future election cycles.

With respect to IPAG’s lobbying practice, 2008 continued to show solid foundation; the election of President Obama, with his extensive agenda of proposed legislation, budget, and appropriations in areas including healthcare, environment, education, and energy, promises further growth of the 2009 lobbying portfolio.

Public Relations

We have not yet activated our Public Relations segment.

Digital Marketing

AIMS Worldwide, Inc., Digital Marketing Group consists of AIMS Interactive, Inc., and Target America, Inc.  This segment generated $1,405,419 in revenue during 2008 net income of $74,367.

In 2007 revenue for the Digital Marketing Group was $576,315, income from operations was ($153,288), and net income was ($159,410).

Target America, Inc. surpassed the projected goals in 2008, ending the year with the highest sales totals in the company’s history.  The increase over 2007 sales totals occurred in a climate while other company’s sales were declining.

The fourteen years of dedication to the rapidly changing needs of fundraising professionals has made Target America a reliable solution in the nonprofit world.  Nonprofit organizations were beginning to see a decline in giving by the end of 2008.  Projections from studies on giving, related to previous economic decline, indicate that decreased philanthropic donations typically start a year behind a negative market.  Target America’s mission of helping organizations raise more money became more important in 2008 due to the sudden economic downturn as they were preparing for the decrease in donations. The ability for organizations to focus their efforts on their constituents that have the ability and inclination to make larger donation is the results of the database screening program Target America offers. In a time when these organizations were preparing for declining revenues they took advantage of the technology and services Target America delivers to help them through the recession.

Target America has a dedicated staff that has years of experience in the fundraising industry.  That experience was shared at industry conferences addressing fundraising efforts throughout the country in 2008.  Target America has offices in Fairfax, Va., Indianapolis, and Chicago.  The goal to expand with an office on the West coast was delayed to control expenses and in response to indications of a decline in nonprofit budgets for 2009.

Target America saw additional growth in the area of healthcare philanthropy in 2008.  More hospitals initiated action plans to increase fundraising efforts focusing on their best prospect – their patients.  Target America improved their product offering in 2008 to automate the input of HIPPA compliant data of patients and return results to the fundraiser within hours of admission.  The foundations were able to focus on their donors and build relationship that result in increased major donations.  This initiative has been a major concentration of the Target America team and has increased the number of healthcare clients.

The goal of duplicating the nonprofit success in other major markets was a focal point in 2008 preparing for expanded growth in the commercial for-profit sector in the future.  As Target America continues to help nonprofits build relationships, its data is important in other affluent, luxury and super-luxury commercial market sectors.  In this economically challenged time companies need a better solution to target their best prospects and increase return on marketing investment (“ROMI”).  Target America is positioned to grow into new markets in 2009.

Media Properties

AIMS Worldwide, Inc., Media Properties Group consists of ATB Media, Inc.  This segment generated $-0- revenue during 2008.  Net income at December 31, 2008, for the Digital Marketing Group was ($238,288).

In 2007 revenue for the Media Properties Group was $-0-, and net income was ($267,879).

The activity associated with the Media Properties Group is related to our interest in KCAA-AM Radio Station in Loma Linda/San Bernadino, Calif.  AIMS and Broadcast Management Systems (“BMS”) of Houston agreed to sell ATB Media and its associated holdings in KCAA-AM.  AIMS Worldwide, Inc., through ATB Media, Inc., owns a 40% participating interest in the station.  On March 19, 2008, Broadcast Management Systems, the majority interest and operating owner of KCAA, received approval from the FCC for a construction permit that would allow station management to expand the current facility to support day-time broadcasts at 10,000 watts.  On July 30, 2008, BMS management signed a non-exclusive listing agreement with CMS Station Brokerage of Pittsburgh and signed a similar agreement with EnVest Media of Richmond, Va., on September 2, 2008, to sell the station.

There are, however, no guarantees that or assurances that market conditions will be conducive to providing a suitable or acceptable purchaser.  BMS management continues to seek buyers on its own and, as of December 31, 2008, has three parties interested in purchasing the station, with all three parties representing narrow, but specific, market, demographical and audience segments in the Loma Linda/San Bernardino geographical area.  If a sale is successful completed, AIMS anticipates eliminating all or most of the debt resulting from its acquisition of ATB Media on April 19, 2004.  Most of the expense posted to ATB Media, Inc., during the past two years has been interest on the debt associated with the acquisition.

Management Comments on 2008 Activities

Earnings before interest, taxes, depreciation, amortization, impairment, and miscellaneous non-operating adjustments

Following is a table calculating 2008 earnings before interest, taxes, depreciation, amortization, and impairment are deducted and miscellaneous non-operating adjustments are made:

Revenue	13,963,060

Cost of sales	9,383,824
General and administrative expenses*	5,073,303
Minority interests	(29,907)

EBITDA	(464,160)

 * General and administrative expenses do not include interest, taxes, depreciation, amortization, impairments, and miscellaneous non-operating adjustments.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.  The following descriptions of critical accounting policies, judgments, and estimates should be read in conjunction with our Consolidated Financial Statements and other disclosures included in this report.

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

We incurred operating losses of $887,874 in 2008.  We do not expect to have consistent profitable operations until 2009 and we cannot assure that we will ever achieve or attain profitability.  If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

We will encounter risks and difficulties frequently encountered by early-stage companies.

Some of these risks include the need to:

-

attract new AIMSolutions marketing clients and maintain current client relationships,

-

offer competitive pricing,

-

maintain and expand our network of advertising space through which we deliver the advertising component of our AIMSolutions,

-

achieve marketing solution campaign results that meet our clients’ objectives,

-

identify, attract, retain, and motivate qualified personnel,

-

successfully implement our organic and acquisition business model,

-

manage our expanding operations, and

-

maintain our reputation and build trust with our clients.

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

Our intellectual property currently includes AIMS (Accurate Integrated Marketing Solutions) “One-2-One”, referring to one to one marketing relationship in that the trade expression provides a stepped-up marketing power to the number 2, strengthening our clients’ relationship with their customers, end-users, households and communities.

Also included is our trademark “ROMI”, our trade expression providing out clients with a measurable, accountable return on their marketing dollars which are invested in building sales and revenues.

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

Part of our business strategy is to acquire or make investments in other businesses, or acquire products and technologies, to complement our current business.  Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities, or incur debt.  We may not be able to identify, negotiate, or finance any future acquisition successfully.  Even if we do succeed in acquiring a business, product, or technology, we have limited experience in integrating an acquisition into our business.  Acquisitions involve several risks, any of which could disrupt our business and reduce the likelihood that we will receive the expected benefits of the acquisition, including:

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-KSB.  In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems, or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.  This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2008, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

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

a)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

b)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

c)

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

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to control deficiencies in three areas that we believe should be considered material weaknesses.  A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)

The company did not sufficiently segregate duties over incompatible functions.

The company’s inability to sufficiently segregate duties is due to a lack of accounting staff.  Further, management has increased the frequency of independent reconciliations of significant accounts, which mitigates the lack of segregation of duties until the accounting department is fully staffed.

Also, during 2008, the CFO has also been the Controller for the subsidiaries, which has increased the level of control over the accounting function.  However, this also increased the concentration of risk that a material misstatement of the financial statements will not be prevented or detected due to the lack of segregation of duties.

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

Further, the nature of the autonomous subsidiaries is such that the subsidiaries’ management may fail to report accurately and timely significant transactions.

The CEO and CFO have been working with the subsidiaries more closely and continue to integrate a review and approval process to mitigate the possibility that transactions may go unreported.

3)

The subsidiaries accounting staff lack the depth of accounting education and knowledge to properly apply Generally Accepted Accounting Principles.

As stated above, the CFO’s duties have increased in respect to the direct supervision of the subsidiaries’ accounting staff, which management believes is sufficient to mitigate the lack of expertise to properly apply GAAP.  This Key Control will be strengthened when the accounting function is fully staffed.

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

Item 9B.  Other Information

Other than set forth herein, there are no further disclosures.  During the fourth quarter 2007 we reported an increase in our number of authorized shares via Form 14-C in October, and we reported the appointment of a new audit firm via Form 8-K in December.

On December 19, 2008, shareholder Margaret Thomson provided the Company a $50,000 loan due within 120 days, bearing an interest rate of 11.25% with an additional bonus payment in the amount of 5% of the principal.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name

Age

Position

Since

B. Joseph Vincent

65

Chairman

2002

Gerald Garcia Jr.

65

Chief Executive Officer and President

2002

Patrick J. Summers

53

Chief Financial Officer and Recording Secretary

2003

Thomas W. Cady

54

Director

2007

Theodore L. Innes

59

Director

2007

Herbert I. London

70

Director

2007

Following is a summary of the business experience of our officers and directors:

Gerald Garcia Jr., CEO and President.  Mr. Garcia has been President and CEO of AIMS since inception in October 7, 2002.  In December of 2000, Mr. Garcia became Chief Operating Officer of Gregory Welteroth Advertising in Montoursville, Pennsylvania, and served as President of that company since June of 2001.  Previously, Mr. Garcia was editor of the San Bernardino County Sun newspaper from September 1999 to May 2000.  From 1995 to 1999, Mr. Garcia served as President and CEO of Heartland Capital Corp. in McLean, Virginia.  Mr. Garcia has more than 35 years experience in advertising and newspaper publishing and has worked in various capacities for several newspapers including the Houston Post, the Los Angeles Daily News, the Kansas City Star and the Knoxville Journal.  In 2005 Mr. Garcia was honored by National Association of Hispanic Journalists, of which he was a founder and the founding president, by induction into the NAHJ Hall of Fame.

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

Patrick J. Summers, Chief Financial Officer.  Mr. Summers has been the Controller and Chief Financial Officer of AIMS since 2003.  Since 1994, Mr. Summers has been an independent consultant, focusing his practice on strategic planning and financial management.  From 1998 to 2000 he was also the Controller and CFO for News USA, Inc., a privately owned public relations and publicity firm.  He also worked for several nonprofits, including a Capitol Hill consumer advocacy organization where he was responsible for generating over 90% of the revenue.  Mr. Summers holds an M.S. degree in Management Science from Louisiana State University.

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

Theodore L. Innes.  Mr. Innes recently served as SVP and Chief Marketing Officer of Movie Gallery, Inc., a $2.3 billion 4,800 store international retail movie rental chain consisting of the Movie Gallery and Hollywood Video brands. Public company listed on NASDAQ.  There he led all marketing activities for Movie Gallery, Hollywood Video, Game Crazy and MovieBeam to drive store revenue while providing strategic marketing direction for the company, including brand management, creative, website development, media planning, in store merchandising and operations guidance.  He participated on the Senior Management Executive Committee.  Previously, he was Executive Vice President and COO for the Neighborhood Marketing Institute, a premier strategic neighborhood marketing consulting firm specializing in the foodservice, hospitality, and retail industries with over $3 million in consulting fees.  From 1991 to 1997 Mr. Innes was the Vice President and Marketing and Media for Blockbuster Entertainment Group, a $4 billion, 6,000 store company and franchised video rental, retail, and music chain with international locations where he was responsible for directing the Strategic Marketing and Media Planning activities for domestic video and music stores, including management of the $175 million advertising budget.  Mr. Innes holds a degree in accounting from the University of Kentucky, is a Certified Public Accountant, and is a Certified Management Accountant.  He is a member of the Association of National Advertisers, and a Retail Advisory Board member for the Digital Entertainment Group.

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

During 2008, with the 2007 addition of Mr. Cady, Mr. Innes, and Mr. London to the Board of Directors, the Board organized the following committees:

Governance Committee - Herbert London, Chairman

Compensation Committee - Thomas Cady, Chairman

Audit Committee - Theodore Innes, Chairman

Information Technology - Thomas Cady, Chairman

Human Resources Committee - Thomas Cady, Chairman

As of December 31, 2008, the Company had Theodore Innes as the Audit Committee Chairman and designated financial expert for this role.

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

Item 11.  Executive Compensation.

Executive compensation for the previous two years is as follows:

SUMMARY COMPENSATION TABLE

Summary Compensation Table for 2008 and 2007
							Change in
							Pension
						Non-Equity	Value and
				Stock	Option	Incentive	Nonqualified
Name and						Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

B. Joseph Vincent	2008	157,171	-	-	-	-	-	-	157,171
Chairman	2007	196,137	-	-	-	-	-	-	196,137

Gerald Garcia, Jr.	2008	130,000	-	-	-	-	-	-	130,000
Principal Executive	2007	181,489	-	-	-	-	-	-	181,489
Officer

Michael L. Foudy	2008	-	-	-	-	-	-
Former Director	2007	-	-	-	-	-	-	8,750	8,750

Patrick J. Summers	2008	100,000	-	-	-	-	-	-	100,000
Principal Financial	2007	100,393	-	-	-	-	-	-	100,393
Officer

(i)Consulting fees.

	Outstanding Equity Awards At December 31, 2008								Equity
Incentive
Plan
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity			Number	Market	Plan	or Payout
			Incentive			of	Value of	Awards:	Value of
			Plan			Shares	Shares	Number of	Unearned
			Awards:			or Units	or Units	Unearned	Shares,
	Number of	Number of	Number of			of Stock	of Stock	Shares,	Units
	Securities	Securities	Securities			That	That	Units or	or Other
	Underlying	Underlying	Underlying			Have	Have	Other	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Not	Not	Rights That	That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Vested	Have Not	Have Not
	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)	Vested (#)	Vested ($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joseph Vincent	200,000	-	-	$ -	12/11/2009	-	-	-	-
Chairman	200,000	-	-	$ -	12/11/2009
	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011
	500,000	-	-	$ -	5/31/2012
	500,000	-	-	$ -	5/31/2013
Gerald Garcia	200,000	-	-	$ -	12/11/2009	-	-	-	-
Principal	200,000	-	-	$ -	12/11/2009
Executive	200,000	-	-	$ -	12/11/2010
Officer	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011
	500,000	-	-	$ -	5/31/2012
	500,000	-	-	$ -	5/31/2013

Michael Foudy	200,000	-	-	$ -	12/11/2009	-	-	-	-
Former Director	200,000	-	-	$ -	12/11/2009
	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011
	500,000	-	-	$ -	5/31/2012
	500,000	-	-	$ -	5/31/2013

Patrick Summers	200,000	-	-	$ -	12/11/2009	-	-	-	-
Principal	200,000	-	-	$ -	12/11/2009
Financial	200,000	-	-	$ -	12/11/2010
Officer	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	24,000	-	-	$ 0.50	11/16/2009

(e) Option exercise price for each 200,000 share grant is 125% of the average market price for the five days preceding the exercise of the options.
(e) Option exercise price for each 500,000 share grant is 110% of the average market price for the five days preceding the exercise of the options.

Director Compensation For 2008
Change in
Pension Value
and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)

Gerald Garcia, Jr. (1)	-	-	-	-	-	-	-

B. Joseph Vincent (1)	-	-	-	-	-	-	-

Thomas W. Cady	-	-	-	-	-	-	-

Theodore L. Innes	-	-	-	-	-	-	-

Herbert I. London	-	-	-	-	-	-	-

(1) No compensation is provided other than reported on Executive Compensation table.

We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2008, the name and shareholdings of each person who is an officer or is known to us that either directly or beneficially (includes options and warrants) holds more than 5% of our 52,131,279 outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		# of Shares
Name	Title of Class	Beneficially Owned	% of Shares

B. Joseph Vincent (1)(3)	Common	5,900,000	9%
10400 Eaton Place, #203
Fairfax, VA 22030

Gerald Garcia, Jr. (1)(3)	Common	5,008,567	8%
10400 Eaton Place, #203
Fairfax, VA 22030

Patrick J. Summers (1)	Common	1,165,500	2%
10400 Eaton Place, #203
Fairfax, VA 22030

Michael Foudy (2)	Common	6,794,022	10%
1600 North Oak Street, #1015
Arlington, VA 22209

Thomas W. Cady (1)	Common	1,630,000	3%
5308 Wriley Road
Bethesda, MD 20816

Theodore L. Innes (1)	Common	-	0%
Post Office Box 1963
2323 Lakeshore Drive
Mt. Dora, FL 32757

Herbert I. London (1)	Common	24,216	0%
10 West Street #20-E
New York City, NY 10004

Charles H. Brunie	Common	5,142,857	8%
21 Elm Rock Road
Bronxville, NY 10708

Liberty Growth Fund (3)	Preferred	48,812,500	43%
19415 Deerfield Dr., #204	and Common
Lansdowne, VA 20176

Lerota Capital (4)	Common	4,156,250	6%
1364 Beverly Road, #302
McLean, VA 22101

FG Investment Holdings, LLC	Preferred	6,468,750	9%
Attn.: James Gregory	and Common
Gregory and Plotkin, LLC
1331 Seventeenth Street, #1060
Denver, Co 80202

Officer and Directors	Common	13,728,283	19%
as a group (6 people)

(1)

Officer and/or Director

(2)

Mr. Foudy’s shares are held by Gramercy Investments, LLC (3,644,036 shares) and ATB Productions, LLC (47,937 shares).  Mr. Foudy is owner of Gramercy Investments, LLC. 102,049 shares are held in the name of Erin Maried Foudy Trust, Michael L. Foudy, Trustee

(3)

Includes 10,937,500 common shares available from conversion of preferred shares and 37,875,000 options available after 60 days.

(4)

4,156,250 in options.

The following breaks-down certain beneficial (individuals) owners listed above shares by ownership and options/warrants:

Mr. Vincent:  Owns or controls 2,900,000 and holds 3,000,000 in options or warrants

Mr. Garcia:  Owns or controls 2,008,567 shares and holds 3,000,000 in options or warrants

Mr. Summers:  Owns or controls 141,500 shares and 1,024,000 in options or warrants

Mr. Foudy:  Owns or controls 3,794,022 shares and 3,000,000 in options or warrants

Mr. Cady:  Owns or controls 1,630,000 shares; no options/warrants

Mr. Innes:  Owns or controls no shares or warrants

Mr. London:  Owns or controls 24,216 shares; no options/warrants

Mr. Brunie:  Owns or controls 4,142,857 shares and 1,000,000 in options or warrants

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In 2008 and 2007, respectively, we expensed consulting fees which we paid or plan to pay in cash totaling ($55,000), which was a credit taken against the balance due to him from previous years, and $5,000, to Director Thomas Cady who acted in the capacity of consultant.

In 2008 and 2007 we accrued $-0- and $11,250 (to Mr. Max Miller, Esq.) in additional legal fees to a related party shareholder acting in the capacity of attorney; we continue to be indebted to the shareholder in the amount of $55,250 as of December 31, 2008.

In 2008, we expensed consulting fees which we paid or plan to pay in cash totaling $144,063 to eight individual shareholders, none of whom was officers or directors:

Christine Garcia	$300
Global Equity Society / Rudy Lamers	750
GMMJ Partners (CREDIT)*	(38,304)
Gregory & Plotkin / James D. Gregory**	9,767
Liebeck Morris / Chris Petersen	31,050
James D. Lyke	3,000
Denison E. Smith	128,500
Stevens GouldPincus / Arthur Stevens	9,000
$144,063

* During 2008 GMMJ Partners took a credit against amounts owed from previous fiscal years.

** In addition to cash payment for his services Mr. Gregory received 7,488 shares of AIMS Worldwide, Inc., restricted common stock.

As of December 31, 2008, AIMS Corporate was indebted to related parties in the form of Accounts Payable (related parties at the time the payables were posted) in the amount of $80,250:

Max Miller, PC	$55,250
Media Partners	25,000
$80,250

As of December 31, 2008, we were indebted to related party Christine Garcia in the form of a promissory note, bearing no interest, in the amount of $70,000.

As of December 31, 2008, ATB Media, Inc., was indebted to related parties in amounts as follows:

Accounts Payable	$12,464
Long-term Debt Principal	975,971
Long-term Debt Interest	906,711
$1,895,146

In 2004, we acquired a company under common control, ATB Media, Inc. (“ATB”).  ATB was formed in 1997 in Delaware to participate in the acquisition and operation of radio and television stations.  Prior to the acquisition, ATB had advanced $1,010,573 to entities acquiring certain of these radio stations.  In addition, ATB had acquired a $201,659 interest in Group One Broadcasting, Inc. Because of uncertainty in recovering these investments, management has written them off/reserved against them.

ATB Media, Inc., unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2008, follow:

	December 31, 2008
	Balance	Balance
	Principal	Interest
Denison Smith*, 12% interest	$248,712	$200,424
* related party prior to 2007
Gerald Garcia, Jr., 10% interest	30,000	39,000
Max Miller, 15% interest on fee only	125,000	99,022
Media Partners, 6.5%	164,515	99,955
Michael Foudy, -0-% interest	125,000	-
Michael Foudy, 15% interest, excl. fee	282,744	468,310
Total	$975,971	$906,711

In 2008 we renegotiated and terminated our license agreement with GMMJ Partners.

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of AIMS’ annual financial statement and review of financial statements included in AIMS’ 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $72,063 for fiscal year ended 2007 and $78,490 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of AIMS financial statements that are not reported above were $3,295 for fiscal year ended 2007 and $31,740 for fiscal year ended 2008.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2008.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

As of December 31, 2008, we had established an Audit Committee.  Independent Board member Mr. Theodore Innes serves as chairman.  Our Audit Committee and our Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

AIMS Worldwide, Inc.

/s/ Gerald Garcia Jr.

Gerald Garcia Jr., Chief Executive Officer

March 31, 2009

/s/ Patrick J. Summers

Patrick J. Summers, Chief Financial Officer

March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. Joseph Vincent

B. Joseph Vincent, Chairman

March 31, 2009

/s/ Gerald Garcia, Jr.

Gerald Garcia, Jr., Director

March 31, 2009

AIMS WORLDWIDE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Turner, Jones & Associates, P.L.L.C.

Certified Public Accountants

108 Center Street, North, 2nd Floor

Vienna, Virginia 22180-5712

(703) 242-6500

FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

AIMS Worldwide, Inc., and Subsidiaries

10400 Eaton Place, Suite 203

Fairfax, Virginia 22030

We have audited the accompanying consolidated balance sheets of AIMS Worldwide, Inc. (a Nevada Incorporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIMS Worldwide and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Jones & Associates, PLLC

Vienna, Virginia

March 30, 2009

AIMS Worldwide, Inc.

Consolidated Balance Sheet

December 31, 2008

Assets
Current assets
Cash	$145,440
Accounts receivable, net of allowances of $204,263	363,692
Loan from employee Inventory	76,500 6,324
Prepaid expense	5,950
Total current assets	597,906
Property and equipment
At cost, net of accumulated depreciation of $67,674	155,298
Other assets
Deposits	12,249
Other assets	78,722
Prepaid offering costs	402,064
Prepaid software costs Goodwill, net of impairment of $87,431	112,000 3,908,755
Intangible assets, net of amortization of $680,625	1,540,413
Total assets	$6,807,406

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$468,488
Accounts payable - related parties	92,714
Accrued expenses Deferred revenue	96,316 23,234
Current portion of long-term notes payable Notes payable	354,104 1,633,659
Notes payable - related parties	1,045,971
Accrued interest payable	1,123,506
Accrued interest payable - related parties	906,711
Total current liabilities	5,744,702

Long term notes payable	221,362
Total liabilities	5,966,064

Minority interest	(235,734)
Stockholders' deficit
Preferred stock, $.001 par value, 20,000,000 shares	7,194
authorized, 7,193,750 shares issued and outstanding including shares in escrow	-
Additional paid-in capital	3,638,835
Common stock, $.001 par value, 200,000,000 shares	52,131
authorized, 52,131,279 shares issued and outstanding
Additional paid-in capital	11,176,593
Stock subscriptions receivable	(252,500)
Accumulated deficit	(13,545,178)
Total stockholders' equity	1,077,075
Total liabilities and stockholders' equity	$6,807,406

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statements of Operations

	Year ended	Year ended
	Dec. 31, 2008	Dec. 31, 2007

Revenue	$13,963,060	$2,119,459

Operating expenses
Cost of sales	9,383,824	67,107
General and administrative expenses	5,073,303	4,657,611
General and administrative expenses - related parties	-	4,565
Depreciation and amortization, and impairment	393,807	352,415
Total operating expenses	14,850,934	5,081,698

Operating loss	(887,874)	(2,962,239)

Interest expense, net	(355,031)	(228,297)
Interest expense, net - related parties	(61,510)	(80,260)
Minority interest	29,907	113,977

Loss before discontinued operations and
provision for income taxes	(1,274,507)	(3,156,819)

Loss on sale of discontinued operations, net of income taxes	-	(4,973)
Loss from discontinued operations
net of income taxes	-	(27,878)

Loss before provision for income taxes	(1,274,507)	(3,189,670)
Income taxes	-	-

Net loss	$(1,274,507)	$(3,189,670)
Net loss available to common shareholders after beneficial conversion feature	$(1,274,507)	$(5,689,670)
Basic and diluted loss per share from continuing operations	$(0.03)	$(0.08)
Basic and diluted loss per share to common shareholders	$(0.03)	$(0.15)
Weighted average number of shares outstanding	43,718,612	39,027,790

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

	Pref Shares	Pref Shares	Pref Shares	Common Sh	Common Sh	Common Sh	Common Sh	Common Sh
			Addl.			Addl.	Stock	Held
		Par	Paid-in		Par	Paid-in	Subscr.	In	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Escrow	Retained	Total$$

Balance, December 31, 2006	-	$ -	$ -	40,044,248	$ 40,044	$9,011,069	$ (50,000)	$(1,735,000)	$ (9,081,001)	$(1,814,888)

Common stock issued for cash	-	-	-	2,490,000	$ 2,490	$ 522,510	-	-	-	$ 525,000

Common stock issued for services	-	--	-	676,827	$ 677	$ 289,775	-	-	-	$ 290,452

Options issued for offering costs	-	-	-	-	-	$ 402,064	-	-	-	$ 402,064

Common stock issued
for debt	-	-	-	100,000	$ 100	$ 22,900	-	-	-	$ 23,000

Preferred stock issued to fund acquisitions less offering costs of $3,971	7,100,000	$ 7,100	$3,488,929	-	-	-	-	-	-	$ 3,496,029

Return of shares to
authorized	-	-	-	(200,000)	$ (200)	$(117,800)	-	-	-	$ (118,000)

Common stock issued for acquisitions, less offering costs of $158,000*	-	-	-	1,475,500	$ 1,476	$(210,032)	-	$ 1,735,000	-	$ 1,526,444

Net loss for year	-	-	-	-	-	-	-	-	$ (3,189,670)	$(3,189,670)
Balance, December 31, 2007	7,100,000	$7,100	$3,488,929	44,586,575	$ 44,587	$9,920,486	$(50,000)	$ -	$(12,270,671)	$ 1,140,431

   * and repricing of shares placed in escrow in 2006 in the amount of $712,889

	Pref Shares	Pref Shares	Pref Shares	Com Shares	Com Shares	Com Shares	Com Shares	Com Shares
			Addl.			Addl.	Stock	Held
		Par	Paid-in		Par	Paid-in	Subscr.	In	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Escrow	Retained	Total$$

Balance, December 31, 2007	7,100,000	$ 7,100	$3,488,929	44,586,575	$ 44,587	$ ,920,486	$ (50,000)	$ -	$(12,270,671)	$ 1,140,431

Common stock issued for cash				6,161,111	$ 6,161	$ 1,055,113	$(202,500)	-	-	$ 858,774

Preferred stock issued for cash	93,750	$ 94	$ 149,906					-	-	$ 150,000

Common stock issued for services, including campaign media buying participants	-	-	-	1,383,593	$ 1,384	$ 00,994	-	-	-	$ 202,378

Net loss for year	-	-	-	-	-	-	-	-	$ (1,274,507)	$(1,274,507)

Balance, December 31, 2008	7,193,750	$ 7,194	$3,638,835	52,131,279	$52,131	$11,176,593	$(252,500)	$ -	$(13,545,178)	$ 1,077,075

AIMS Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year ended	Year ended
	Dec. 31, 2008	Dec. 31, 2007
Cash flows from operating activities
Net loss	$(1,274,507)	$(3,189,670)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation, amortization, and impairment	393,807	352,414
Income from minority interest	(29,906)	(134,294)
Stock issued to employees and others for services	202,378	290,452

Changes in current assets and liabilities
Accounts receivable and other current assets	(216,066)	133,535
Accounts payable and other current liabilities	75,652	445,330
Net cash used in operating activities	(848,642)	(2,102,233)

Cash flows from investing activities
Purchase of equipment Investment in software	(4,202) (112,000)	(35,535) -
Deposit on acquisition	-	(3,160,000)
Cash acquired on acquisition Sale of equity investments	- -	140,390 1,025,000
Net cash used in investing activities	(116,202)	(2,030,145)

Cash flows from financing activities
Proceeds from sale of common stock	867,299	525,000
Proceeds from sale of preferred stock	150,000	3,500,000
Offering costs for sale of common stock	(8,526)	(4,503)
Proceeds from notes payable	204,593	407,728
Repayments of notes payable	(241,676)	(174,196)
Net cash provided by financing activities	971,690	4,254,029

Net change in cash	6,847	(121,651)

Cash, beginning of year	138,593	16,942
Cash, end of year	$145,440	$138,593

Cash paid during the year for:
Interest	$89,612	$27,729
Income Taxes	$-	$-

Non-cash investing and financing activities
Stock in escrow for acquisition IKON and Target America	-	(1,735,000)
Stock issued to complete acquisitions	-	662,865
Stock issued to settle debt	-	23,000

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

We commenced operations in 2002.  In 2005 we acquired certain assets of a company to acquire, design, construct and manage private cable and Internet systems.  The acquired subsidiary company provides cable and Internet services to more than 3,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Fla.  Also in 2005, we acquired a company in the marketing development service industry.  In 2006 we acquired Streetfighter Marketing, Inc., a strategy and planning organization in Gahanna, Ohio.  In 2007 we acquired a food service consulting company d/b/a Bill Main and Associates, Target America, Inc., a digital marketing firm based in Fairfax, Va., and 55% of IKON Public Affairs Group, LLC, a public affairs organization based in Arlington, Va., and Denver.  Also, in 2007 we sold Prime Time Broadband, the company that resulted from the purchase of the cable operation assets.  We are headquartered in Fairfax, Va.

Basis of Presentation

The consolidated financial statements include the accounts of AIMS Worldwide, Inc. and its subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.  When we refer to “we,” “our,” or “us” in this document, we mean AIMS Worldwide, Inc. and its subsidiaries.

We have incurred significant operating losses since our inception and we have a net working capital deficiency at December 31, 2008. However, in the past we have raised sufficient capital to fund our on-going obligations through private debt and equity financing. We are currently seeking additional capital in order to proceed with our business plan.  While we have been successful in the past in raising equity capital, the unique nature of our business concept has limited our ability to acquire additional financing.  We believe that we are not a viable candidate for commercial bank debt financing due to our lack of operating history and our lack of tangible assets. There is no assurance that we will meet the objectives of our business plan or that we will be successful in obtaining additional financing. Because there is no guarantee that we will succeed in accomplishing our objectives, substantial doubt exists about our ability to continue as a going concern.  These financial statements do not contain any adjustments that may be required should we be unable to continue as an on-going concern.

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

Cash and cash equivalents

For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.  We had $145,440 in cash equivalents as of December 31, 2008.

Fair Value of Financial Instruments

Our financial instruments consist of cash, receivables, and accounts payable and accrued expenses.  The carrying values of cash, receivables, accounts payable, and accrued expenses approximate fair value because of their short maturities.

The carrying value of the term loans and demand note payable approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Accounts Receivable

A reserve for uncollectible accounts has been established in an amount of $204,263 at December 31, 2008.  We review receivable accounts quarterly and adjust reserves as appropriate.

Accounts receivable consists of amounts due from customers located in the United States.  The Company considers accounts more than 90 days old to be past due although special exceptions are made for certain clients at the discretion of only top management.  The Company uses the allowance method for recognizing bad debts.  When an account is deemed uncollectible, it is written off against the allowance.  The Company generally does not require collateral for its accounts receivable.  As of December 31, 2008, management believes the allowance for uncollectible accounts is fairly stated.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years.  The recoverability of property and equipment is evaluated whenever indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  No impairment charges have been recorded for the years ended December 31, 2008 and 2007.

Impairment or Disposal of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate.  If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.  The amount of impairment, if any, is measured based on projected discounted future net cash flows.  Impairment charges have been recorded against Goodwill in the amounts of $-0- and $87,431 for the years ended December 31, 2008 and 2007, respectively.

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

In the second quarter of 2008 and in preparation for the national campaign season IKON Public Affairs Group, LLC ("IPAG"), undertook political issue, political referendum, and political interest group (527s) research.  IPAG developed a unique media arbitrage strategy whereby advanced political issue media could be purchased, inventoried, and resold on behalf of interested clients.  In the third quarter 2008 IPAG conducted campaign media buying and selling by entering into a business services relationship with RD Marketing, LLC, in Fort Collins, Colorado, whereby IPAG applied its strategic research and received capital with which we purchased and inventoried media product.  Subsequently, we sold the inventory.  Once the national election campaigns were completed RD Marketing received its original capital plus a small return from the campaign media buying activities and associated IPAG services.

Concentration of Credit Risk and Financial Instruments

SFAS No. 105, "Disclosure of Information About Financial Statements with Off-Balance Sheet Risk and Financial Instruments with Concentrations of High Risk," required disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk.  As of December 31, 2008, the Company's bank deposits did not exceed the insured limit.

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

Advertising Expenses

All advertising expenditures will be expensed as incurred.  Advertising expenses for 2008 and 2007 were $25,546 and $27,944, respectively.

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

At December 31, 2008, there was no variance between basic and diluted loss per share as the exercise of outstanding warrants to purchase common stock would be potentially anti-dilutive.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Standards

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140.  SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  SFAS No. 155 has no current applicability to the Company’s financial statements.  Management adopted SFAS No. 155 on January 1, 2007 and the initial adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("FAS No. 160"). FAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2010.  The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In March 2008, FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This standard is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 is effective for the Company’s first quarter of 2009.  As this pronouncement is only disclosure related, it will not have an impact on the Company’s financial position and results of operations.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible asset recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of 2009.  The Company is currently evaluating the potential impact, if any; the adoption of FSP EITF 03-6-1 could have on its calculation of EPS. The Company does not expect EITF 03-6-1 to impact the financial statements.

Note 2:  Dispositions and Reclassifications

Certain operations (specifically, the sale of certain assets of Prime Time Broadband, Inc., and, subsequently, the sale of Prime Time Broadband, Inc.) that were active in the year ended December 31, 2006, were discontinued in 2007.

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

Note 3:  Acquisition of Subsidiaries and Investments

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

Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the intangible value of the personal services of the two principals; additional value was in the reputation and work product and methods of those individuals.  Accordingly, the substantial intangible value was allocated to the non-compete restrictions in the purchase agreements and the remainder to trademarks and trade secrets such as work methods, copyrights, and proprietary information interchange available at www.BillMainandAssociates.com and its proprietary “Trade Secrets” as specifically noted on the website.  Cost of the intangible assets will be amortized over the five-year life of the non-compete agreements resulting in an annual amortization charge of $113,789 for each of the five years.

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

IKON Public Affairs Group, LLC (“IPAG”) is a limited liability company formed under the of Delaware laws.  Post-closing, IPAG, through its offices in Washington, D.C., and Denver will continue the business previously conducted by IKON Holdings, Inc., providing consulting services in connection with political campaigns and issue advocacy.  Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the intangible value and the reputation and work product of the business, inseparable from individual intangible assets.  Accordingly, the substantial value was allocated to Goodwill.  Impairment expense of $87,431 was reported in 2007 to adjust this asset relative to appraised value.

Acquisition of Target America, Inc.

On July 26, 2007, the Company completed the acquisition of 100% of the common stock of Target America, Inc.  Consideration of the acquisition was 277,778 shares originally issued in 2006, valued at that time at $.90 per share, or $250,000, and held in escrow pending funding.  Closing was July 26, 2007 with a final payment of $1,600,000 in cash in addition to $150,000 previously paid and issuance of an additional 300,000 shares of common stock valued at $.58, or $270,000.  The shares are revalued at fair value determined by the market price on the date of closing in 2007.  Stock and cash total $2,085,111 as total payment for the acquisition.  This acquisition was recorded as a purchase and operations were included in Company operations from the date of the acquisition, July 26, 2007.  The purchase price was allocated to the acquired assets and assumed liabilities based on the fair value of the assets and liabilities and recorded as follows:

Current assets	$72,135
Property and equipment	20,000
Other assets	5,000
Software systems and programs	802,850
Goodwill	1,263,745
Total assets acquired	2,163,730
Current liabilities	(78,619)
Total liabilities assumed	(78,619)
Net assets acquired	$2,085,111

Based in Fairfax, Va., with offices in Indianapolis and Chicago, Target America, Inc., was founded in 1995, under the laws of the Commonwealth of Virginia, to meet the rapidly changing needs of not-for-profit charity and philanthropy fundraising professionals.  The company is a constant innovator in the field of contributor and donor prospect research, developing and launching a completely online prospect screening service in 2003.  Target America continues to upgrade and develop this tool, which now includes a wide range of services from automated Internet research to an integrated wealth profile database management system to serve not only the not-for profit community, but business, commerce and financial institutions as well.  Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the intangible value of the reproduceable value of the source code and software and the expansion opportunities enabled.  Accordingly, the substantial intangible value was allocated to the code.  Cost of the intangible assets will be amortized over the seven-year expected life of the source code and systems resulting in an annual amortization charge of$114,693 for each of the seven years.  The remaining cost, totaling $1,263,745 was allotted to Goodwill to reflect the on-going earning power of the business as a whole.

Pro forma results of operations had Bill Main & Associates, IKON, and Target America been included in operations for the year ended December 31, 2007, are as follows:

	AIMS	Bill Main	IKON	Target America	Pro Forma
	Worldwide	January 1 to	January 1 to	January 1 to
	As Reported	May 16, 2007	July 26, 2007	July 26, 2007
Year 2007
Revenue	$2,119,459	$142,879	$1,579,829	$660,222	$4,502,389
Operating income (loss)	(2,962,239)	(92,198)	54,015	5,547	(2,994,875)
Net income (loss)	(3,189,670)	(92,198)	97,209	45,753	(3,138,906)
Net loss per share	(.08)				(.08)

Note 4:  Related Party Transactions

As of December 31, 2008, ATB Media, Inc., was indebted to related parties in the amount of $1,895,146:

Accounts Payable	$12,464
Long-term Debt Principal	975,971
Long-term Debt Interest	906,711
$1,895,146

As of December 31, 2008, AIMS Corporate was indebted to related parties in the form of Accounts Payable in the amount of $80,250:

Max Miller, PC	$55,250
Media Partners	25,000
$80,250

As of December 31, 2008, AIMS Corporate was indebted to related party in the form of a note payable in the amount of $70,000.

Unsecured notes payable, due on demand, and related accrued interest to related parties as of December 31, 2008, for ATB Media, Inc., follow:

	December 31, 2008
	Balance	Balance
	Principal	Interest
Denison Smith*, 12% interest	$248,712	$200,424
* related party prior to 2007
Gerald Garcia, Jr., 10% interest	30,000	39,000
Max Miller, 15% interest on fee only	125,000	99,022
Media Partners, 6.5%	164,515	99,955
Michael Foudy, -0-% interest	125,000	-
Michael Foudy, 15% interest, excl. fee	282,744	468,310
Total	$975,971	$906,711

In 2008 and 2007, respectively, for AIMS Corporate, we expensed consulting fees and Directors fees which we paid or plan to pay in cash totaling $(55,000), a credit due to renegotiation of amounts due to one consultant from previous fiscal years, and $23,750 to Directors and related parties who acted in the capacity of consultant.

	Consulting	Directors
	Fees 2008	Fees 2008
Thomas W. Cady	$(55,000)	$-
Michael L. Foudy	-	-
Theodore L. Innes	-	-
Herbert I. London	-	-
Max E. Miller	-	n/a
	$(55,000)	$-

	Consulting	Directors
	Fees 2007	Fees 2007
Thomas W. Cady	$5,000	$2,000
Michael L. Foudy	8,750	-
Theodore L. Innes	-	2,000
Herbert I. London	-	2,000
Max E. Miller	3,500	n/a
	$17,250	$6,000

In 2008 we leased real estate from shareholder Craig Snyder in the total amount of $202,642.

In 2008 we terminated a license agreement with a partnership that included our officers and shareholders under which the partnership would have paid an initial fee of $1,500 and a royalty of one percent of revenue for the use of business methods, processes and intellectual property developed by the constituent partners, including the “Accurate Integrated Marketing Solutions” business services model and related trade secret systems and processes, URLs, logos and trade names.

Note 5:  Property and Equipment

Listed below are the major classes of property and equipment as of December 31, 2008:

Furniture, fixtures, and computing equipment	$222,972
Less accumulated depreciation	(67,674)
Net property and equipment:	$155,298

Depreciation expense for the years ended December 31, 2008 and 2007 is $26,446 and $28,356, respectively.

Note 6:  Intangible Assets

Listed below are the major classes of intangible assets as of December 31, 2008:

	Original	Less accumulated	Net value
	intangible value	amortization	intangible assets
HWL Letters of intent	$174,200	$159,683	$14,337
Street Fighter brand	300,000	67,500	232,500
SF published materials and trademarks	175,044	39,385	135,659
Bill Main intangibles	568,945	184,908	384,037
Target America	802,850	162,482	640,368
Ygnition cable customers	200,000	66,667	133,333
	$2,221,039	$680,625	$1,540,414

Intangible amortization expense was $359,537 and $236,628 for the years ended December 31, 2008 and 2007, respectively.  The estimated aggregate intangible amortization expenses for the succeeding years are:

2009	$330,504
2010	$315,987
2011	$315,987
2012	$218,202
2013	$162,197
Thereafter	$197,536

Note 7:  Notes Payable

Current notes and interest payable and accrued interest to related and nonrelated parties consist of the following amounts at Dec. 31, 2008:

Balance of note
and accrued interest
Related to AIMS Corp
Thomson, Margaret (11.25% + $5,000)	$50,000
Garcia, Christine (0%)	70,000

Related to ATB Media, Inc.
DeBolt, 10% interest rate (reduced debt)	92,000
Foudy, Michael -0-% interest	125,000
Foudy, Michael 15% interest, excl. fee	751,056
Garcia, Gerald, Jr., 10% interest	69,000
Hulse, Ms. Marlin, 10% interest	36,041
Jewett, Gene, 10% interest rate	8,162
Media Partners, 6.5%	264,470
Miller, Max, 15% interest on fee only	242,772
Monesson, Morris, 10% interest	35,991
Noble, 11% interest	940,000
Phillips, 11% interest	940,000
Riyamy, Armor M., 10% interest	40,666
Schonrock, F. Tracy, 10% interest	18,025
Scofield, Terrence J., 10% interest	18,011
Smith, Denison, 12% interest	508,826
Smith, Janice, 10% interest	18,025
Stein, Keith, 10% interest rate	54,637
Thomas, John C., 10% interest	18,000

Related to Bill Main and Associates
Geshekter, Barbara, Loan Payable (10, 12, and 8%)	93,805
Main, Wm. Tucker Loan Payable (10% and 8%)	36,761
Tri Counties Bank (9.5%)	43,943
Wells Fargo Line of Credit (16.25%)	11,963

Related to IKON Public Affairs Group, LLC
Delpapa - Loan payable to Dominic DelPapa (0%)	39,070

Related to Streetfighter Marketing, Inc.
Chase line of credit (prime + 1/5, or 4.75% on 12/31)	75,000
US Bank (fixed 6.99%)	53,941
Slutsky, Jeff (8%)	10,757
Slutsky, Marc (8%)	10,901
Slutsky, Marc (0%)	5,000

Related to Target America, Inc.
McGee, James - Loan (0%)	28,025

Total	$4,709,848

We expect certain notes related to the ATB Media acquisition and accrued interest, totaling $4,180,680 (principal and interest) including $975,971 of related party notes to be repaid from proceeds of the sale of the radio station for which the loans were made and we have negotiated a tolling agreement with the two substantial note holders to provide time for the sale to be completed.  The full balance is reflected as a current liability.  These notes are uncollateralized, due on demand and in default.

Long-term debt at December 31, 2008, all attributed to IKON Public Affairs Group, LLC, consisted of the following:

Note payable to a bank, due in monthly installments of $3,718 including interest at prime plus 1%, maturing May 2010, secured
by the personal guarantees of IKON members	$205,828

Note payable to a bank, secured by company assets, with interest
at prime plus 1%	298,795

Capitalized vehicle lease obligation, non-cancellable	70,843
575,466
Less: current maturities
IKON note payable	298,795
Capital lease obligation	55,309

Long-term debt	$221,362

Maturities of long-term debt are as follows:

2009	354,104
2010	64,469
2011	29,292
2012	29,292
2013	29,292
Thereafter	69,017
$575,466

Note 8:  Income Taxes

Because we underwent an ownership change in 2002, as defined in Section 382 of the Internal Revenue Code, our tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2008 and 2007 follows:

	Year ended	Year ended
	Dec. 31, 2008	Dec. 31, 2007
U.S. statutory federal rate	31.96%	31.96%
State income tax rate, net	6.00%	6.00%
NOL for which no tax
benefit is currently available	-37.96%	-37.96%
	0.00%	0.00%

The benefit for income taxes from operations consisted of the following components at December 31, 2008: current tax benefit of $5,236,000 resulting from a net loss before income taxes, and deferred tax expense of $5,236,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The benefit for income taxes from operations consisted of the following components at December 31, 2007: current tax benefit of $4,752,000 resulting from a net loss before income taxes, and deferred tax expense of $4,752,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The change in the valuation allowance for the year ended December 31, 2008, was $484,000.  The change in the valuation allowance for the year ended December 31, 2007, was $1,305,000.  Net operating loss carryforwards at December 31, 2008, will expire in 2028.  The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Note 9:  Lease Commitments

Following is information regarding the Company’s real estate and auto lease commitments:

AIMS Corporate

AIMS Corporate leases one office at 10400 Eaton Place, #203, Fairfax, Virginia from Scott Group / Eaton Place Associates.  The original two-year lease expired August 31, 2008 and was renewed for another year; we are currently paying $4,567 per month.

AIMS Interactive, Inc.

AIMS Interactive, as of December 31, 2007, had one month-to-month lease commitment to Hamilton Properties in Tarpon Springs, Florida, for $337 per month, which expired January 31, 2008.  As of February 1, 2008, AIMS Interactive has no lease commitments

ATB Media, Inc.

ATB Media, Inc., had no lease commitments in 2008, and management foresees no lease commitments anytime in the future.

Bill Main and Associates

Bill Main and Associates has one lease commitment beginning May 1, 2007, to Ludwika Schein, landlord, at 236 Broadway, Chico, California, ending on April 30, 2009 (two years), currently at $1,500 per month.  The lease is renewable for one extended term of five years.

Bill Main and Associates has a lease commitment with BizHub for office equipment starting July 1, 2007, and ending June 30, 2012, (60 months) at a rate of $198.54 per month.

Harrell, Woodcock, and Linkletter

Harrell, Woodcock, and Linkletter had no lease commitments in 2008, and management foresees no lease commitments anytime in the future.

IKON Public Affairs Group, LLC

IKON Public Affairs Group, LLC, leases space from Saint James Associates Joint Venture at 200 West Washington Square, Philadelphia, starting April 8 and ending July 2009 at a monthly rate of $2,340.

IKON Public Affairs Group, LLC, leases office space from 837 LLC at 837 Sherman Street in the City Center in Denver, starting January 1, 2002, currently at a rate of $1,900 per month.

IKON Public Affairs Group, LLC, leases space from landlord Craig Snyder at 1307 North 14th Street in Arlington, Virginia, 22209, at a monthly rate of $7,000, starting January 1, 2007, and ending three years thereafter.

IKON Public Affairs Group, LLC, leases space from landlord Craig Snyder at 90 Alton Road, #2406, Miami Beach, Florida, starting January 1, 2003, and ending December 1, 2007, and renewed for another five years starting January 2008 for monthly payments equal to the payments on the first and second mortgages held on the property (amounts not stated in lease).  The last monthly payment was $4,311.25 + $514.17 condo fee, totaling $4,825.22 per month.

IKON Public Affairs Group, LLC, leases space from landlord Benny Brama at Related Properties at 217 East 96th Street, #39-F, New York City, for a two-year period starting October 2007 and ending September 2009 for a monthly payment that totals the monthly payments on the first and second mortgages as well as all coop fees.  Current payments are $3,795 per month for rent and approximately $500 per month for utilities.

IKON Public Affairs Group, LLC, leases space from landlord Craig Snyder  at 217 East 96th Street, #39-H, New York City, for a three-year period for a monthly payment that total the monthly payments on the first and second mortgages as well as all coop fees.  Current payments are $5,377.05 for monthly rent, $3,137 for monthly coop fee, and approximately $500 per month for utilities.  The lease starts May 2007 and ends April 2010.

IKON Public Affairs Group, LLC, leases an Astin Martin automobile from Premier Financial Services, LLC, for 2,210 per month, starting August 3, 2007, and ending June 2012.

IKON Public Affairs Group, LLC, leases a Becker automobile from Power MotorCar Company, for four years, starting February 2008 and ending January 2012, for $2,515 per month.

IKON Public Affairs Group, LLC, leases a Maserati QP automobile from Maserati Financial Services, beginning June 2007, for $2,548.93 per month, ending May 2011.

IKON Public Affairs Group, LLC, leases a Mini Cooper automobile, starting January 2006 and ending July 2008 for $227.64 per month.

IKON Public Affairs Group, LLC, leases a Nissan Quest automobile from Nissan Motor Acceptance for 38 months, beginning June 2007 and ending August 2010, for $633.57 per month.

IKON Public Affairs Group, LLC, leases a 2007 Volvo automobile from Don Beyer Volvo in Falls Church, Virginia, for $754.54 per month starting June 2007 and ending May 2011.

IKON Public Affairs Group, LLC, leases a Volkswagen Beetle automobile from Volkswagen of Downtown Los Angeles for a monthly rate of $401.28, starting September 2007 and ending August 2010 (three years).

Streetfighter Marketing, Inc.

Streetfigher Marketing, Inc., leases office space at 467 Waterbury Court, Gahanna, Ohio, from Streetfighter Group for a monthly rate of $2,000.  The lease is for five years, expiring 2011.

Target America, Inc.

Target America, Inc., leases office space at 10560 Main Street, 2nd floor, Fairfax, Virginia, originally starting March 18, 2005, and ending March 17, 2008, at a monthly rate of $2,750.  In January 2008 the lease was renewed for another three years at rates of $2,922.83 for the period beginning April 1, 2008, and ending March 31, 2009; $3,066.73 for the period beginning April 1, 2009, and ending March 31, 2010; and $3,215.12 for the period beginning April 1, 2010, and ending March 31, 2011.

Target America, Inc., leases equipment for $279.60 per month via lease with GE Capital that expires March 30, 2011.

Note:  All leases detailed above are operating leases with the exception of the auto lease for the Becker which is a capital lease.

Operating lease commitments for year 2009 though year 2013 are as follows:

	Total	Real Estate	Vehicles	Equipment
Total 2009	$510,184	$417,372	$78,580	$14,232
Total 2010	279,864	191,070	74,441	14,354
Total 2011	178,934	124,059	43,038	11,837
Total 2012	105,285	90,834	13,260	1,191
Total 2013	-	-	-	-
	$1,074,268	$823,335	$209,319	$41,614

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

FG Investment Holdings, LLC

On July 8, 2008, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement, (the “Agreement”), with FG Investment Holdings, LLC.  Under the Agreement, FG Investment Holdings, LLC will purchase up to a total of 2,812,500 shares of the Company’s Series B Preferred Stock at a price of $4,500,000.  The Series B Preferred Stock is convertible into common stock of the Company in the ratio of 5 shares of common for each share of Series B Preferred Stock. FG Investment Holdings, LLC also received warrants to purchase shares of the Company’s Common Stock as follows: 6,000,000 shares at $0.352 and 21,875,000 shares at $0.50.

The funding is a trifurcated transaction whereby the First Round Financing consists of $150,000 in exchange for 93,750 shares of Series B Preferred Stock together with a warrant to purchase 6,000,000 shares of Common Stock at a price per share of $0.352.  The Second Round Financing of $2,250,000 in exchange for 1,406,250 shares of Series B Preferred Stock together with a warrant to purchase 21,875,000 shares of Common Stock with an exercise price of $0.50 per share and the Third Round Financing of $2,100,000 in exchange for 1,312,500 of Series B Preferred Stock requires the Company to meet certain conditions.  The Company shall pay a fee to FG Investment Holdings, LLC in the amount of $450,000 simultaneously with the consummation of the Third Closing.

The Agreement requires the Company to register the shares of common stock underlying the Series B Preferred Stock and warrants with the Securities and Exchange Commission upon demand by FG Investment Holdings, LLC.

The Agreement also requires the Company to appoint a director selected by FG Investment Holdings, LLC to the Board of Director of the Company.

Concurrent with entering the Agreement, the parties closed on the First Round Financing.

Liberty Growth Fund, LP

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

If the Company failed to acquire the Second Round Acquisition Target prior to the Second Round closing date, then the Company was to issue an additional 500,000 shares of Preferred Stock to Liberty as a penalty.  However, given the pending litigation explained below the Company has not yet issued the shares.

If, for the twelve months ended December 31, 2007, the Company’s pro forma EBITDA target was not met, then the Company was to issue an additional 1,600,000 shares of Preferred Stock to Liberty as a an additional penalty.  However, given the pending litigation explained below the Company has not yet issued the shares.

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

In an 8-K filing in August 2007 and subsequently in its Sept. 30, 2007, Form 10-QSB, the Company disclosed that on July 26, 2007 (the “Closing Date”) it sold 2,187,500 convertible preferred shares (the “Purchased Securities”) to Liberty Growth Fund L.P (“Liberty”).  The closing of the transaction was administered by Cardinal Trust and Investment, a Division of Cardinal Bank (“Cardinal”), acting as Escrow Agent pursuant to a written escrow agreement dated July 19, 2007 (the “Escrow Agreement”).  The Company, Liberty and Cardinal were all parties to the Escrow Agreement.

Also on July 26, 2007, pursuant to previously disclosed pre-existing agreements, the Company concurrently closed and acquired 55% of IKON Public Affairs Group, LLC, and 100% of Target America, Inc.

In discussions with Cardinal officials and representatives of Liberty after the Closing Date, the Company was advised that Liberty did not provide the funds required to complete the purchase transaction, and that Lerota LLC, which received a fee for its services in the transaction, returned the cash fee in its entirety to Cardinal.

On August 9, 2007, Cardinal filed suit in the Fairfax County Circuit Court (Civil Action No. 2007-9626), naming Philip August Seifert and Liberty Growth Fund LP as defendants, seeking recovery of funds disbursed by Cardinal together with interest and costs.  AIMS Worldwide, Inc., is not a party to the litigation.  Mr. Seifert, General Managing Partner of Liberty, died in November 2007.

Since the Closing Date, the Company continued to perform its obligations under the terms of the Stock Purchase Agreement and related agreements with Liberty.  Because of Liberty’s actions and the untimely death of Mr. Seifert, the Company has initiated efforts to secure replacement financing.  Although there was no assurance that alternative financing could be timely obtained on reasonable terms or at all, on February 15, 2008, the Company received a proposed term sheet from FG Investments, LLC, and a subsequent investment.

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

Common and preferred stock

During 2008, we issued 6,161,111 shares of common stock for total proceeds of $1,085,700 and 93,750 shares of preferred stock for total proceeds of $150,000.  In addition we issued 263,090 shares of common stock for services valued at $112,738 and we issued 1,120,503 shares of common stock valued at $89,640 to investors in IKON's campaign media buying program.  The shares issued were recorded at fair value based on the market price on the date of the grant.  At December 31, 2008, stock subscriptions totaling $252,500 remained receivable.

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

The shares issued during 2007 for services and bonuses totaled 676,827 distributed eleven individuals and organizations.  Total fair value is $290,452.

Fair value was determined for all shares based on closing price on the day of Board approval.

Options and warrants to purchase common stock

Stock and Incentive Compensation Plans

Total compensation cost for share-based payment arrangements at December 31, 2008 and 2007:

	2008	2007
Stock grants	$202,378	$290,452
Stock warrants	-	-
Total compensation cost	202,378	290,452
Income tax	-	-
Net compensation cost	$202,378	$290,452

All compensation cost has been recognized as of December 31, 2008.

A summary of the status of the Company’s stock options outstanding as of December 31, 2008 and 2007:

	# of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2006	6,200,000	-	-	-
Granted	2,300,000	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at Dec. 31, 2007	8,500,000	-	-	-
Granted	1,500,000	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at Dec. 31, 2008	10,000,000	-	2.61 years	-
Exercisable at Dec. 31, 2008	10,000,000	-	2.61 years	-

In 2007 and again in 2008, options to purchase 200,000 shares of common stock for a period of five years were given to each of four officers or directors of the Company.  In addition, a like number of options scheduled to expire in 2008 were extended to expire in 2009.  The options, totaling 800,000 shares each year can be exercised at a price that is 125% of the market price at the time the options are exercised.  The exercise price of these options will continue to remain above the market price of these shares, introducing a complexity such that it is not possible to estimate the fair value of these options using option pricing models.  Accordingly, under SFAS 123R, (paragraph 25) the intrinsic model will be applied to these options.  Compensation cost reported each accounting period is based on the change in the intrinsic value.  Total compensation cost under the intrinsic model is the excess of the fair value of the stock over the option price.  No compensation expense was reported for these options in 2007 or 2008.

In 2007 and again in 2008, options to purchase 500,000 shares of common stock for a period of five years were given to each of three directors at the Company.  The options, totaling 1,500,000 shares each year can be exercised at a price that is 110% of the market price at the time the options are exercised.  The exercise price of these options will continue to remain above the market price of these shares, introducing a complexity such that it is not possible to estimate the fair value of these options using option pricing models.  Accordingly, under SFAS 123R, (paragraph 25) the intrinsic model will be applied to these options.  Compensation cost reported each accounting period is based on the change in the intrinsic value.  Total compensation cost under the intrinsic model is the excess of the fair value of the stock over the option price.  No compensation expense was reported for these options in 2006 or 2007.

	2007	2006
Total fair value of options vested
during the period	$-	$-
Total intrinsic value of options
exercised during the period	$-	$-

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2008 and 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,536,000	0.87	3.7 years
Granted	45,531,250	0.69	4.7 years
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2007	47,067,250	0.69	4.7 years
Granted	27,993,333	0.47	4.5 years
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2008	75,060,583.60		3.4 years	$414,313
Exercisable at December 31, 2008	50,423,080.68		3.7 years	$260,438

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

In December 2008, the Company granted Thomas J. Flynn warrants to purchase a total of 33,333 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrant is vested and expires December 2011.  The quoted market price of the stock was $0.10 per share.  The Company valued the warrants at an average of $0.08 per share, or $2,826, in accordance with SFAS 123(R).  The expense of $2,826 was recorded as share-based payments related to equity financing and charged to capital in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.3%
Dividend yield	0.00%
Volatility factor	213%
Weighted average expected life	3.0 years

In July 2008, the Company granted to FG Holdings warrants to purchase a total of 6,000,000 shares of the Company’s common stock at an exercise price of $0.352 per share and 21,875,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The 6,000,000 warrant is vested and expires July 2012.  The 21,875,000 warrant will vest on completion of a second tier of funding.  The quoted market price of the stock was $0.18 per share.  The Company valued the warrants at an average of $0.16 per share, or $4,347,841, in accordance with SFAS 123(R).  The expense of $953,216 relating to the 6,000,000 share vested warrant was recorded as share-based payments related to equity financing and charged to capital in the accompanying financial statements.  The expense of $3,394,625 relating to the 21,875,000 share unvested warrant will be recorded as share-based payments related to equity financing and charged to capital in the financial statements when and if the vesting conditions are met.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.3%
Dividend yield	0.00%
Volatility factor	174%
Weighted average expected life	3.8 years

In August and September 2008, the Company granted CapWest Securities warrants to purchase a total of 85,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrant is vested and expires September 2010.  The quoted market price of the stock was $0.20 to $0.10 per share.  The Company valued the warrants at an average of $0.11 per share, or $9,453, in accordance with SFAS 123(R).  The expense of $9,453 was recorded as share-based payments related to equity financing and charged to capital in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.3%
Dividend yield	0.00%
Volatility factor	186%
Weighted average expected life	2.0 years

Note 11:  Segment Information

We report the following information on our business segments as of and for the twelve months ended December 31, 2008:

	Media	Media	Consulting	Strategy	Public	Digital	Corporate
	Services	Properties	Services	& Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$-	$229,897	$839,126	$11,488,888	$1,405,149	$-	$13,963,060

Gain/loss from	$-	$-	$164,404	$45,807	$(2,775)	$73,749	$(1,169,090)	$(887,874)
operations

Net income (loss)	$-	$(238,288)	$164,787	$(8,864)	$(97,448)	$74,367	$(1,169,060)	$(1,274,507)

Significant assets, net	$-	$-	$331,246	$962,747	$2,944,852	$2,188,064	$450,492	$6,807,401

We report the following information on our business segments as of and for the twelve months ended December 31, 2007:

	Media	Media	Consulting	Strategy	Public	Digital	Corporate
	Services	Properties	Services	& Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$-	$91,174	$425,305	$1,026,665	$576,315	$-	$2,119,459

Loss from
operations	$-	$(30,325)	$(24,641)	$(468,656)	$(311,527)	$(153,288)	$(1,973,802)	$(2,962,239)

Loss from discon-
tinued operations	$(32,183)	$-	$-	$-	$-	$-	$-	$(32,183)

Net income (loss)	$(30,562)	$(267,879)	$(18,306)	$(508,674)	$(226,737)	$(159,410)	$(1,978,102)	$(3,189,670)

Significant assets, net	$-	$-	$231,400	$913,489	$2,732,431	$2,018,706	$-	$5,896,026

Note 12: Subsequent Events

On February 4, 2009, the Company entered into an agreement with Maxim Group, LLC to provide general financial advisory and investment banking services.  The agreement is effective until terminated by 30 days written notice by either party after June 30, 2009. As consideration for Maxim’s services, the Company will pay a non-refundable monthly fee of $10,000 for the term of the agreement. In addition, among other terms and conditions, the Company will issue to Maxim or its designees warrants to purchase three percent (3%) of the total shares outstanding of the common stock of the Company as of February 4, 2009.  The warrants entitle Maxim to purchase common stock of the Company at an initial exercise price equal to a price to be determined based on then current market price.  The warrants expire February 4, 2014, and are not exercisable until at least 6 months and 1 day after February 4, 2009.  The warrants contain a cashless exercise provision and unlimited piggyback registration rights.

On February 27, 2009, the Company entered into a non-binding letter of intent for the purchase of BrandStand Group, Inc.  The acquisition would be consummated upon completion of satisfactory due diligence and agreement as to definitive terms.

On March 10, 2009, shareholder Charles Brunie lent the Company $200,000 due in 90 days or within fifteen days after the Company receives additional funding, bearing an interest rate of 2 1/2 percent per month.