Form 10-Q
period 2009-03-31
AIMS WORLDWIDE INC
filed 2009-05-15
CIK 1094363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

     .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .   Yes      .    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      .   Yes    X .   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       .    No   X .

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  52,476,309 shares of May 12, 2009.

FORM 10-Q

AIMS™ WORLDWIDE, INC.

       (Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at March 31, 2009, and the related statements of operations, shareholders deficit and cash flows, for the three months ended March 31, 2009 and 2008 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Assets

	March 31	December 31
	2009	2008
	(Unaudited)
Current assets
Cash	$66,493	$145,440
Accounts receivable, net of allowances of $176,668	308,443	363,692
Loan from employee	73,726	76,500
Inventory	6,107	6,324
Prepaid expense	11,963	5,950
Work In Progress	72,000	-
Total current assets	538,732	597,906

Property and equipment
At cost, net of accumulated depreciation of $91,129	139,666	155,298

Other assets
Deposits	12,249	12,249
Other assets	60,000	78,722
Prepaid offering costs	402,064	402,064
Prepaid software costs	112,000	112,000
Goodwill, net of impairment of $87,431	3,908,755	3,908,755
Intangible assets, net of amortization of $770,509	1,450,529	1,540,413
Total other assets	5,945,597	6,054,203

Total assets	$6,623,995	$6,807,406

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Liabilities and Stockholders’ Deficit

	March 31	December 31
	2009	2008
	(Unaudited)
Current liabilities
Accounts payable	$517,279	$468,488
Accounts payable - related parties	92,714	92,714
Accrued expenses	130,423	96,316
Deferred revenue	35,934	23,234
Current portion of long term debt	351,765	354,104
Notes payable	1,586,333	1,633,659
Notes payable - related parties	1,374,218	1,045,971
Accrued interest payable	1,166,912	1,123,506
Accrued interest payable - related parties	921,836	906,711
Total current liabilities	6,177,413	5,744,702
Long term debt	216,230	221,362
Total liabilities	6,393,643	5,966,064
Minority interest	(298,701)	(235,734)

Stockholders' equity
Preferred stock held in escrow, $.001 par value,
20,000,000 shares authorized, 7,193,750 shares
issued and outstanding, including shares in escrow	7,194	7,194
Common stock, $.001 par value, 200,000,000 shares
authorized, 52,153,754 shares issued and outstanding	52,154	52,131
Additional paid-in capital – preferred stock	3,638,835	3,638,835
Additional paid-in capital – common stock	11,193,681	11,176,593
Stock subscription receivable	(252,500)	(252,500)
Deficit retained	(14,110,309)	(13,545,178)
Total stockholders' equity	529,054	1,077,075

Total liabilities and stockholders' equity	$6,623,995	$6,807,406

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$941,489	$1,244,213

Operating expenses
Cost of sales	184,762	31,845
General and administrative expenses	1,292,109	1,769,236
	1,476,871	1,801,081

Operating loss	(535,382)	(556,868)

Interest expense, net	(77,591)	(61,646)
Interest expense, net - related parties	(15,125)	(15,293)
Minority interest	62,967	34,327

Loss before provision for income taxes	(565,131)	(599,480)

Income taxes	-	-

Net loss	(565,131)	(599,480)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of
shares outstanding	52,133,279	45,249,522

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

		Pref	Pref Shares		Com	Com Shares	Com Shares	Com Shares
	Pref	Shares	Addl.	Com	Shares	Addl.	Stock	Held
	Shares	Par	Paid-in	Shares	Par	Paid-in	Subscr.	In	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Escrow	Retained	Total

Balance, December 31, 2007	7,100,000	$ 7,100	$3,488,929	44,586,575	$44,587	$9,920,486	$(50,000)	$ -	$(12,270,671)	$1,140,431

Common stock issued for cash	-	-	-	6,161,111	6,161	1,055,113	(202,500)	-	-	858,774

Preferred stock issued for cash	93,750	94	49,906	-	-	-	-	-	-	150,000

Common stock issued
for services, including campaign
media buying
participants	-	-	-	1,383,593	1,384	200,994	-	-	-	202,378

Net loss for year	-	-	-	-	-	-	-	-	(1,274,507)	(1,274,507)

Balance, December 31, 2008	7,193,750	7,194	3,638,835	52,131,279	52,131	11,176,593	(252,500)	-	(13,545,178)	1,077,075

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-

Preferred stock issued for cash	-	-	-	-	-	-	-	-	-	-

Common stock issued	-	-	-	22,515	23	8,812	-	-	-	8,835
for services

Warrants issued with debt financing	-	-	-	-	-	8,276	-	-	-	8,276

Net loss for period	-	-	-	-	-	-	-	-	(565,131)	(565,131)

Balance, March 31, 2009	7,193,750	$ 7,194	$3,638,835	52,153,794	$52,154	$11,193,681	$(252,500)	$ -	$(14,110,309)	$ 529,054

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(565,131)	$(599,480)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	105,516	99,079
Loss (income) from equity investments	68,722	-
Loss (income) from minority interest	(62,967)	(34,327)
Stock issued to employees and others for services	17,111	48,230
	(436,749)	(486,498)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(19,773)	(48,732)
Accounts payable and other current liabilities	131,224	238,941
Net cash used in operating activities	(325,298)	(296,289)

Cash flows from investing activities:
Purchase of equipment	-	(27,164)
Investment in subsidiaries and equity investments	(50,000)	-
Net cash provided by (used in) investing activities	(50,000)	(27,164)

Cash flows from financing activities:
Proceeds from sale of common stock	-	234,000
Offering costs for sale of stock	-	(221)
Proceeds of notes payable, net	345,000	74,007
Repayments of notes payable	(48,649)	-
Net cash provided by financing activities	296,351	307,786

Net increase (decrease) in cash	(78,947)	(15,667)

Cash, beginning of period	145,440	138,593
Cash, end of period	$66,493	$122,926

Cash paid during the period for:
Interest	$25,910	$17,755
Income taxes	$-	$-

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

The results for the three months ended March 31, 2009, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

NOTE E: COMMON EQUITY TRANSACTIONS

During the three months ended March 31, 2009, we issued 22,515 shares of common stock for services valued at $8,835. Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued. The price of shares sold for cash were negotiated with the unrelated investors. We also issued warrants valued at $8,276 as an expense related to a loan from a shareholder.

NOTE F: SEGMENT INFORMATION

We report the following information on our business segments as of and for the three months ended March 31, 2009:

	Media	Consulting	Strategy&	Public	Digital	Corporate
	Properties	Services	Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$56,000	$175,951	$508,627	$200,911	$-	$941,489

Loss from
operations	$-	$22,291	$(83,009)	$(132,034)	$(9,117)	$(333,512)	$(535,382)

Net income (loss)	$(58,531)	$5,421	$(91,206)	$(76,960)	$(10,343)	$(333,512)	$(565,131)

Identifiable assets, net	$-	$359,633	$856,637	$2,864,813	$2,050,272	$492,640	$6,623,995

We report the following information on our business segments as of and for the three months ended March 31, 2008:

	Media	Consulting	Strategy&	Public	Digital	Corporate
	Properties	Services	Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$16,896	$226,824	$618,633	$381,860	$-	$1,244,213

Loss from
operations	$-	$3,740	$(70,760)	$(76,282)	$57,700	$(471,266)	$(556,868)

Net income (loss)	$(59,215)	$3,770	$(86,600)	$(41,955)	$55,786	$(471,266)	$(599,480)

Identifiable assets, net	$-	$308,511	$1,026,559	$2,987,235	$2,091,266	$409,677	$6,823,248

NOTE G: RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company obtained a 90-day loan totaling $200,000 from a primary shareholder (holds more than 5% of issued and outstanding). The original principal plus 2.5 percent per month interest remains due, in addition to $70,000 which remains unpaid to the spouse of a related party, at March 31, 2009.

NOTE H: CONVERTIBLE PREFERRED EQUITY AND CONTINGENCY

As of March 31, 2009, the Company is continuing in its efforts to secure financing to complete core competency acquisitions in the marketing and communications platform, and to fund its organic growth plan. The Company is placed in the position of seeking this financing by reason of the failure of Liberty Growth Fund LP to perform its obligations under the Stock Purchase Agreement entered into by and between the Company and Liberty in 2007.

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

-

AIMS™ Media Group includes the Company’s subsidiaries AIMS™ Interactive, Inc., and ATB Media, Inc., which owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernardino, California.

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

Employees

AIMS Worldwide, Inc., corporate headquarters has four employees, and, including our operating subsidiaries, has a total of approximately twenty-eight employees. We plan to hire additional personnel on an as-needed basis as our operations expand. As of March 31, 2009, we continued to have no formal employment agreements in place at the corporate level.

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

Three Month Periods Ended March 31, 2009 and 2008

We had $941,489 in revenue for the three months ended March 31, 2009, compared with $1,244,213 in revenue for the same three month period of 2008. Cost of sales was $184,762, leaving a gross profit of $756,727 for the three month period of 2008 compared to cost of sales of $31,845 and a gross profit of $1,212,368 for the same three month period of 2008.

Our general and administrative expenses were $1,292,109 for three months ended March 31, 2009, compared to general and administrative expense of $1,769,236 for the same period in 2008.

Our operating loss for the three months ended March 31, 2009, was $535,382 compared to $556,868 for the same period in 2008.

Our first quarter 2009 operating results were positively impacted by the Sylvan Learning Center contract obtained via Street Fighter Marketing and AIMSolutions and from political consulting by IKON because of the stimulus package from the Obama administration. Our results were negatively impacted by a general slower economy and the cautious strategies employed in the nonprofit industries which affected Target America first-quarter results.

Despite the slow economic factors, our results were as we had previously forecast - our first quarter is usually the slowest quarter of the year. We anticipate that revenues will improve throughout the rest of 2009, particularly in the third and fourth quarters because of IKON's campaign and election consulting and because of increased activity in the nonprofit sector which will have a positive impact on Target America.

Expenses were as forecasted with a reduction in contractor fees, payroll, and other overhead costs. We anticipate frugal business operations for the remainder of the year, keeping monthly expenses at first-quarter level and, because of our expected improvement in revenue, we expect to meet positive 2009 EBITDA goals.

Earnings before interest, taxes, depreciation, amortization, impairment, and miscellaneous non-operating adjustments

The following table calculates first quarter 2009 earnings before interest, taxes, depreciation, amortization, and impairment are deducted and miscellaneous non-operating adjustments are made:

Revenue	$941,489

Cost of Sales	184,762
General and administrative expenses *	1,186,838
Minority interest	(62,967)

EBITDA	$(367,174)

* General and administrative expenses do not include interest, taxes, depreciation, amortization, impairments, and miscellaneous non-operating adjustments.

Financial Advisory and Investment Banking Services

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

Letter of Intent for Potential Acquisition

On February 27, 2009, the Company entered into a non-binding letter of intent for the purchase of BrandStand Group, Inc. The acquisition could be consummated upon completion of satisfactory due diligence, agreement as to definitive terms, and securing the necessary financing.

Liquidity and Capital Resources

At March 31, 2009, we had total current assets of $538,732 consisting of $66,493 in cash, $308,443 accounts receivable, $6,107 of inventory and $11,963 in prepaid expenses. Equipment, net of accumulated depreciation was $139,666 and other assets included $1,450,529 in net intangible assets and $3,908,755 in goodwill.

Our liabilities at March 31, 2009, totaled $6,393,643 and consisted of $609,993 in accounts payable, $35,934 in deferred revenue, $1,249,218 in notes payable to related parties, $921,836 in accrued interest payable to related parties, $1,711,333 in notes payable and $1,166,912 in accrued interest, most of which is attributed to KCAA debt.

On March 10, 2009, primary shareholder Charles Brunie lent the Company $200,000 due in 90 days or within fifteen days after the Company receives additional funding, bearing an interest rate of 2 1/2 percent per month.

We are still a relatively new company and have not yet fully implemented our business plan. Due to our lack of profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern. We do not have any long-term capital commitments and we believe that our immediate needs can be met with a combination of cash on hand and through ongoing operations. However, we will require additional capital to fully implement our business plan. We are currently negotiating to acquire other media providers. We will have to raise additional capital during the coming year for acquisition costs, growth capital, and other expenses. We will also have ongoing legal and auditing expenses as well as office and lease expenses. If we cannot generate sufficient capital through ongoing operations, we will likely sell common stock, seek advances from officers or explore other debt financing strategies.

Company management is currently seeking capital to purchase another group of profitable operating organizations which are currently being identified. In accordance with the Company business plan, the target companies are currently financially healthy operating entities that, once acquired, will help fulfill AIMS' unique mission of organically growing a viable network of affiliated marketing and media subsidiaries.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required by smaller reporting companies.

ITEM 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  During Management's evaluation of the effectiveness of internal controls, Management concluded that there are material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management believes that the reason for three weaknesses noted above is the lack of accounting staff at the corporate level and lack of experienced accounting staff at the subsidiary level.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

PART II - Other Information

ITEM 1. Legal Proceedings

Jose R. Trujillo v. Michael L. Foudy, AIMS Worldwide, Inc., American Institute for Full Employment, The Committee for Good Common Sense, et al., in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, case No. 502005CA005603XXXXMB, affidavit filed December 9, 2005.

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals, including AIMS, alleging breach of contract. AIMS management disputes that it should be a party to this suit because Mr. Foudy did not have the authority to bind the Company to any agreement. Management, working with its counsel, expects the matter to be settled in favor of the Company.

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

We incurred operating losses of $565,131 during the first quarter of 2009. We do not expect to have consistent profitable operations until later in 2009, and we cannot assure that we will ever achieve or attain profitability. If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

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

During the three months ended March 31, 2009, we issued 22,515 shares of common stock to one shareholder services valued at $8,835. Fair value of shares issued for services was determined by the board of directors in relation to the fair market value on the date the shares were issued. We also issued warrants valued at $8,276 as an expense related to a loan from a shareholder.

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

Gerald Garcia, Jr. / May 15, 2009

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / May 15, 2009

Chief Financial Officer