Form 10-Q
period 2009-06-30
AIMS WORLDWIDE INC
filed 2009-08-14
CIK 1094363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,514,198 shares of August 14, 2009.

FORM 10-Q

AIMS™ WORLDWIDE, INC.

(Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1. Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at June 30, 2009, and the related statements of operations, shareholders deficit and cash flows, for the three and six month periods ended June 30, 2009 and 2008 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Assets

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Current assets
Cash	$165,969	$145,440
Accounts receivable, net of allowances of $176,669 and $204,263	683,692	363,692
Loans to employees	74,437	76,500
Inventory	5,899	6,324
Prepaid expense	104,539	5,950
Work In Progress	173,618	-
Total current assets	1,208,154	597,906

Property and equipment
At cost, net of accumulated depreciation of $105,986 and $67,674	128,811	155,298

Other assets
Deposits	21,237	12,249
Other assets	10,000	78,722
Prepaid offering costs	402,064	402,064
Prepaid software costs	112,000	112,000
Goodwill, net of impairment of $87,431	4,863,382	3,908,755
Intangible assets, net of accumulated amortization of $853,135 and $680,625	1,367,903	1,540,413
Total other assets	6,776,586	6,054,203

Total assets	$8,113,551	$6,807,406

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Liabilities and Stockholders’ Deficit

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$739,207	$468,488
Accounts payable - related parties	67,714	92,714
Accrued expenses	180,760	96,316
Deferred revenue	306,675	23,234
Current portion of long term debt	352,759	354,104
Notes payable	1,704,894	1,633,659
Notes payable - related parties	1,987,583	1,045,971
Accrued interest payable	1,209,759	1,123,506
Accrued interest payable - related parties	937,130	906,711
Total current liabilities	7,486,751	5,744,702
Long term debt	205,995	221,362
Total liabilities	7,692,566	5,966,064
Minority interest	(285,630)	(235,734)

Stockholders' equity
Preferred stock held in escrow, $.001 par value,
20,000,000 shares authorized, 7,193,750 shares
issued and outstanding, including shares in escrow	7,194	7,194
Common stock, $.001 par value, 200,000,000 shares
authorized, 54,670,286 shares issued and outstanding	54,670	52,131
Additional paid-in capital – preferred stock	3,638,835	3,638,835
Additional paid-in capital – common stock	11,747,123	11,176,593
Stock subscription receivable	(252,500)	(252,500)
Deficit retained	(14,488,706)	(13,545,178)
Total stockholders' equity	706,616	1,077,075

Total liabilities and stockholders' equity	$8,113,551	$6,807,406

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Six Months Ended
	June 30,
	2009	2008

Revenue	$2,304,523	$2,697,503

Operating expenses
Cost of sales	665,553	85,524
General and administrative expenses	2,451,327	3,454,890
	3,116,880	3,540,414

Operating loss	(812,357)	(842,911)

Interest expense, net	(150,648)	(148,387)
Interest expense, net - related parties	(30,419)	(30,587)
Minority interest	49,896	37,024

Loss before provision for income taxes	(943,528)	(984,861)

Income taxes	-	-

Net loss	$(943,528)	$(984,861)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average number of
shares outstanding	52,337,148	46,006,306

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	June 30,
	2009	2008

Revenue	$1,363,034	1,453,920

Operating expenses
Cost of sales	480,791	53,679
General and administrative expenses	1,159,219	1,685,654
	1,640,010	1,739,333

Operating loss	(276,976)	(286,043)

Interest expense, net	(73,057)	(86,741)
Interest expense, net - related parties	(15,294)	(15,294)
Minority interest	(13,071)	2,697

Loss before provision for income taxes	(378,397)	(385,381)

Income taxes	-	-

Net loss	$(378,397)	(385,381)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	52,538,776	46,763,091

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

	Pref Shares	Pref Shares	Pref Shares	Com Shares	Com Shares	Com Shares	Com Shares
			Addl.			Addl.	Stock
		Par	Paid-in		Par	Paid-in	Subscr.	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Retained	Total

Balance, December 31, 2007	7,100,000	$ 7,100	$3,488,929	44,586,575	$ 44,587	$ 9,920,486	$ (50,000)	$(12,270,671)	$1,140,431

Common stock issued for cash				6,161,111	6,161	1,055,113	(202,500)	-	858,774

Preferred stock issued for cash	93,750	94	149,906					-	150,000

Common stock issued for
services, including campaign
media buying
participants	-	-	-	1,383,593	1,384	200,994	-	-	202,378

Net loss for year	-	-	-	-	-	-	-	(1,274,507)	(1,274,507)

Balance, December 31, 2008	7,193,750	7,194	3,638,835	52,131,279	52,131	11,176,593	(252,500)	(13,545,178)	1,077,075

Common stock issued for acquisitions	-	-	-	1,600,000	1,600	318,400	-	-	320,000

Common stock issued for loan guarantees	-	-	-	375,000	375	74,625	-	-	75,000

Common stock issued for cash	-	-	-	388,890	389	60,459	-	-	60,848

Common stock issued for services	-	-	-	175,117	175	47,851	-	-	48,026

Common stock issued for debt extinguishment	-	-	-	-	-	4,300	-	-	4,300

Warrants issued with debt financing	-	-	-	-	-	64,895	-	-	64,895

Net loss for period	-	-	-	-	-	-	-	(943,528)	(943,528)

Balance, June 30, 2009	7,193,750	$ 7,194	$3,638,835	54,670,286	$ 54,670	$11,747,123	$ (252,500)	$(14,488,706)	$ 706,616

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(943,528)	(984,861)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	202,505	198,192
Loss from equity investments	68,722	-
Income from minority interest	(49,896)	(37,024)
Stock issued to employees and others for services	48,026	92,758
	(674,171)	(730,935)
Changes in current assets and liabilities:
Accounts receivable and other current assets	58,948	26,953
Accounts payable and other current liabilities	250,289	222,534
Net cash (used in) operating activities	(364,935)	(481,448)

Cash flows from investing activities:
Purchase of equipment	-	(26,995)
Investment in operating units and equity investments	(800,000)	-
Cash acquired in acquisition	50,410	-
Net cash (used in) investing activities	(749,590)	(26,995)

Cash flows from financing activities:
Proceeds from sale of common stock	61,000	487,200
Offering costs for sale of stock	(152)	(686)
Proceeds of notes payable, net	1,140,000	21,572
Repayments of notes payable	(65,794)	-
Net cash provided (used in) by financing activities	1,135,054	(508,086)

Net increase (decrease) in cash	20,529	(357)

Cash, beginning of period	145,440	138,593
Cash, end of period	$165,969	$138,236

Cash paid during the period for:
Interest	$56,120	$17,755
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for acquisitions	$395,000	$-
Stock issued to settle debt	$-	$-

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

The results for the six months ended June 30, 2009, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2008.

NOTE B: OPERATING UNITS AND EQUITY INVESTMENTS

As part of its corporate development core competency acquisition strategy, AIMS™ Worldwide, Inc., owns the following operating units: AIMS Interactive, Inc.; ATB Media, Inc.; Barbara Overhoff, Inc., d/b/a/ Bill Main and Associates; BrandStand Group, Inc.; Harrell, Woodcock, and Linkletter; Streetfighter Marketing, Inc.; Target America, Inc.; and 55% of IKON Public Affairs Group, LLC.

Acquisition of BrandStand Group Inc.

On June 26, 2009, the Company completed the acquisition of the common stock of BrandStand Group, Inc. Consideration of the acquisition was 1,600,000 shares of AIMS common stock, a one year note payable in the amount of $400,000 and a cash payment of $400,000, of which $50,000 had previously been placed on deposit. The shares are valued at fair value of $.20 per share determined by the market price on the date of the agreement, June 26, 2009 for a total value of $320,000. This acquisition was recorded as a purchase, transaction costs were charged to expense and operations were included in Company operations from the date of the acquisition, June 26, 2009. The purchase price was allocated to the acquired assets and assumed liabilities based on the fair value of the assets and liabilities and recorded as follows:

Current assets	$633,066
Property and equipment	4,000
Goodwill	954,627
Total assets acquired	1,591,693
Current liabilities	(471,693)
Total liabilities assumed	(471,693)
Net assets acquired	$1,120,000

BrandStand Group, Inc. is a premier provider of restaurant brand positioning, management and communication strategies, helping restaurant and food service owners and franchisees to develop and differentiate their brand, assisting them to align and deliver their brand promise and helping them in communicating their message. BrandStand Group, Inc. clients include national and regional accounts such as Silver Diner, Burger King, Schlotzsky’s and Z-Pizza. BrandStand researched, developed and utilizes a scientific approach to build client retail establishment traffic, new customer trial, customer frequency and loyal customer sales and revenues. BrandStand Group applies a scientific methodology to build client customers and revenues at the lowest possible cost. Its use of science on a micro basis parallels the model that AIMS Worldwide developed and applies to the marketing paradigm. It is for this micro-to-macro perspective that AIMS Worldwide acquired and secured BrandStand Group.

Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the work product of the business. Accordingly, the substantial value was allocated to Goodwill to reflect the on-going earning power of the business as a whole.

Pro forma results of operations had BrandStand Group, Inc., been included in operations for the six months ended June 30, 2009, are as follows:

	AIMS	BrandStand	Pro Forma
	Worldwide	January 1 to
	As Reported	June 26, 2009
Six Months 2009
Revenue	$2,304,523	$1,104,725	$3,409,248
Operating income (loss)	(812,357)	191,402	(620,955)
Net income (loss)	(943,528)	191,402	(752,126)
Net loss per share	(.02)		(.02)

NOTE C: CONTINGENCIES

The Internal Revenue Service is auditing IKON Holdings, Inc, the corporation from which AIMS acquired the 55% interest in IKON Public Affairs Group, LLC. The examination is not complete, and no expense to AIMS is expected as a result of the examination.

NOTE D: NOTES PAYABLE

In conjunction with the acquisition of Brandstand Group, Inc. ("BrandStand" or "BGI"), the Company issued a promissory note in the amount of $400,000. The note yields 8% interest per annum and payments are due quarterly in the amount of $105,049.50 with the first payment due September 26, 2009 and quarterly thereafter with the balance due on or before June 26, 2010 (the “Note”). The note is secured by a pledge and security agreement under which the Company pledged 100% of the issued and outstanding shares in BGI (the “Pledge Agreement”). James P. Gregory and Thomas W. Cady each received 100,000 shares of AIMS common stock in exchange for acting a co-makers with respect to financing an interim step in the transaction in which Gregory and Cady purchased 32% of the BGI stock from Timothy C. Cusick in exchange for their promissory note in the same amount and bearing the same terms and conditions as the Note, followed by a sale of the BGI Shares to the Company in exchange for the Note and Pledge Agreement. The value of the 200,000 shares of common stock issued as a guarantee fee was valued at current market at $0.20 per share or $40,000. This fee was recorded as a prepaid asset and will be amortized over the term of the note.

In addition to the Note described above, AIMS borrowed $350,000 to finance the transaction. AIMS borrowed $350,000 at 18% interest per annum payable interest only on a quarterly basis beginning September 26, 2009 with the full balance due on June 26, 2010 (the “Loans”). An origination fee and cost reimbursement in the amount of $35,000 is due at maturity (unless extended in which case it is due on the extended maturity date). The lenders received a warrant to purchase 350,000 shares of AIMS common stock at $0.352 per share over a five year period. The Company has the right to extend the maturity date for six months. If it elects to do so the lenders will receive an additional warrant to purchase 175,000 shares of AIMS common stock at $0.352 and an additional origination fee and cost reimbursement in the amount of $17,500 due and payable on the extended maturity date. The company issued 175,000 shares of common stock as a guarantee fee for this note. The shares were valued at current market at $0.20 per share or $35,000. This fee was recorded as a prepaid asset and will be amortized over the term of the note.

Warrants to purchase 350,000 shares of common stock at $0.352 for a period of five years were granted in conjunction with the $350,000 notes payable. The quoted market price of the stock was $0.20 per share. The Company valued the warrants at an average of $0.16 per share, or $56,594, in accordance with SFAS 123(R). The expense of $56,594 was recorded as share-based payments related to debt financing and charged as discount to notes payable in the accompanying financial statements. It will be amortized to interest expense over the term of the note.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3%
Dividend yield	0.00%
Volatility factor	251%
Weighted average expected life	3 years

NOTE E: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The Company incurred net operating losses during the periods shown on the condensed consolidated financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

NOTE F: COMMON EQUITY TRANSACTIONS

During the three months ended June 30, 2009, we issued 152,602 shares of common stock for services valued at $39,191. Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued. We issued 1,975,000 shares as part of the BrandStand Group,, Inc., acquisition and associated loans, valued at $395,000. Also, we issued 388,890 shares for cash totaling $61,000 less $152 in associated costs; the price of shares sold for cash were negotiated with the unrelated investors. We also issued warrants valued at $56,594, which were recorded as discount on notes payable and will be amortized as interest expense over the term of the loan, and at $8,301 for offering costs.

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

NOTE G: SEGMENT INFORMATION

We report the following information on our business segments as of and for the six months ended June 30, 2009:

	Media Properties	Consulting Services	Strategy & Planning	Public Affairs	Digital Marketing	Corporate Overhead	Total

Revenues	$-	$76,171	$244,681	$1,478,727	$504,944	$-	$2,304,523

Income (loss) from operations	$(268)	$5,950	$(208,862)	$(101,850)	$23,814	$(531,142)	$(812,357)

Net income (loss)	$(116,940)	$(32,906)	$(225,343)	$(60,985)	$23,787	$(531,142)	$(943,528)

Identifiable assets, net	$-	$333,028	$2,321,741	$2,867,773	$2,047,477	$543,532	$8,113,551

We report the following information on our business segments as of and for the six months ended June 30, 2008:

	Media	Consulting	Strategy &	Public	Digital	Corporate
	Properties	Services	Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$32,895	$491,000	$1,434,886	$738,722	$-	$2,697,503

Income (loss) from
operations	$-	$(32,862)	$(124,439)	$(55,678)	$59,216	$(689,148)	$(842,911)

Net income (loss)	$(118,569)	$(33,212)	$(155,321)	$(45,251)	$56,639	$(689,147)	$(984,861)

Identifiable assets, net	$-	$289,557	$986,559	$2,920,735	$2,055,099	$411,544	$6,663,594

NOTE H: RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2009, the Company cancelled a trade debt in the amount of $25,000 owed to a vendor that was a related party with the agreement of the vendor.

Board member Thomas W. Cady participated in the acquisition of BrandStand Group, Inc. by being a party to a stock purchase agreement whereby AIMS Worldwide, Inc., acquired 32% of Brandstand’s outstanding stock in exchange for a promissory note in the amount of $400,000 to Mr. Cady and another individual unrelated to AIMS, both of whom became BrandStand stockholders as an intermediary step in the purchase transaction. The note yields 8% interest per annum and payments are due quarterly in the amount of $105,049.50 with the first payment due September 26, 2009, and quarterly thereafter with the balance due on or before June 26, 2010 (the “Note”). The note is secured by a pledge and security agreement under which the Company pledged 100% of the issued and outstanding shares in BGI (the “Pledge Agreement”) to Mr. Cady and the other party who is unrelated to AIMS Worldwide, Inc.

Mr. Cady and the unrelated party each received 100,000 shares of AIMS common stock in exchange for acting as co-makers with respect to providing their guarantee in the transaction in which they purchased 32% of the BGI stock from Timothy C. Cusick in exchange for their promissory note in the same amount and bearing the same terms and conditions as the Note, followed by a sale of the BGI shares to the Company in exchange for the Note and Pledge Agreement. Mr. Cady's shares are included in AIMS stock certificate #2037.

In addition to the Note, AIMS borrowed $350,000 to finance the acquisition, $100,000 of which came from Mr. Cady. The Note is at 18% interest per annum payable interest only on a quarterly basis beginning September 26, 2009 with the full balance due on June 26, 2010.

Mr. Cady also received an origination fee and cost reimbursement in the amount of $10,000 which is due at maturity (unless extended in which case it is due on the extended maturity date).

And, Mr. Cady received a guarantee fee and cost reimbursement in the amount of $10,000 has been paid via AIMS Worldwide, Inc., restricted common stock; he received 50,000 shares for providing a portion of the loans; Mr. Cady's shares are included in AIMS stock certificate #2037 dated July 7, 2009, but are included in the Company's June 30, 2009, second quarter closing accounting.

The lenders, who include Mr. Cady, also received warrants to purchase a total of 350,000 shares of AIMS common stock at $0.352 per share over a five year period: Mr. Cady received Warrant No. A-5 for 100,000 shares. The Company has the right to extend the maturity date of the loans for six months. If it elects to do so the lenders will receive an additional warrant to purchase shares at $0.352 and an additional origination fee and cost reimbursement due and payable on the extended maturity date.

Also, the Company recorded $5,391 receivable from Mr. Vincent, Chairman, and $6,052 receivable from Mr. Summers, CFO, which were both paid in full during July 2009. At June 30, 2009, an additional $30,000 was lent to the Company by Christine Garcia, the spouse of the Chief Executive Officer, at -0- interest rate. The Company also recorded interest in the amount of $14,959 to related party Charles Brunie on the note that is due to him.

During the three months ended March 31, 2009, the Company obtained a 90-day loan totaling $200,000 from Charles Brunie. a primary shareholder (holds more than 5% of issued and outstanding). The original principal plus 2.5 percent per month interest remains due, in addition to $70,000 which remained unpaid to the spouse of a related party, at March 31, 2009.

NOTE I: CONVERTIBLE PREFERRED EQUITY AND CONTINGENCY

As of June 30, 2009, the Company is continuing its efforts to secure financing to complete core competency acquisitions and to fund its organic growth plan. The Company is in discussions with Maxim Group, LLC, to provide financing. However, there is no guarantee or assurance that these discussions will result in a financing alternative that can be obtained on reasonable terms or at all.

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

NOTE J: SUBSEQUENT EVENTS

We evaluated our activity after June 30, 2009, until the date of issuance, August 14, 2009, for recognized and unrecognized subsequent events not discussed elsewhere in these footnotes and determined that there were none.

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

Our Company structure consists of seven major business units ("MBUs"): AIMSolutions Consulting, Advertising Services, Strategy and Planning, Public Affairs, Public Relations, Digital Marketing and Media Properties. To this end we have entered into strategic partnerships, acquired certain operating units, and are in the process of acquiring additional core competency companies to achieve our desired organization.

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

-

AIMS™ Strategy and Planning Group, through its operating units Harrell Woodcock Linkletter, Street Fighter Marketing, Bill Main & Associates, and BrandStand Group, Inc., provides marketing research, strategy, planning, consulting, and training programs that provide cost effective methods and techniques to clients in advertising their services and products, plus effective selling and telemarketing skills.

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

-

AIMS™ Digital Marketing Group, via its subsidiary Target America, Inc., focuses its activities on using and applying digital technologies for improving ROMI™ for AIMSolutions Consulting Group clients.

-

AIMS™ Media Group includes the Company’s operating units AIMS™ Interactive, Inc., and ATB Media, Inc., which owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernardino, California.

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

Operating Units

As part of its corporate development core competency acquisition strategy, AIMS Worldwide, Inc., owns the following operating units:

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

AIMS™ and Broadcast Management Systems in Houston, the majority interest and operating owner of KCAA-AM Radio Station in Loma Lind/San Bernardino, California, are actively seeking a buyer for the station now that a 10,000 watt approval has been received from the FCC.

Streetfighter Marketing, Inc.

On October 24, 2006, the Company entered an agreement with the shareholders of Streetfighter Marketing, Inc. (d/b/a Street Fighter Marketing), whereby the Company acquired 100% of the issued and outstanding stock of Streetfighter.

Streetfighter Marketing, Inc., headquartered in Columbus, Ohio, specializes in speaking, motivation, and publishing, training businesses how to market, promote and increase sales on a shoestring budget. The Streetfighter client list includes AT&T, American Express, Walt Disney, Pizza Hut, Honda, Sony, Goodyear, Marvel Comics, The City of Dallas, the State of Arkansas, and the Country of India.

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

BrandStand Group, Inc.

On June 26, 2009, AIMS Worldwide, Inc., entered into agreements whereby it acquired 100% of the outstanding stock of BrandStand Group, Inc. ("BrandStand" or “BGI”) owned by founder Timothy C. Cusick. BrandStand is a branding, marketing and customer-generating service to the restaurant and retail industry; clients include national and regional accounts such as Silver Diner, Burger King, Schlotzsky’s and Z-Pizza. Mr. Cusick continues in the employ of BGI post-closing on a full-time basis through November 30, 2009, as the chief executive officer. Thereafter, Mr. Cusick will provide part-time services to BGI.

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

Employees

AIMS Worldwide, Inc., corporate headquarters has four employees, and, including our operating units, has a total of approximately thirty-two employees. We plan to hire additional personnel on an as-needed basis as our operations expand. As of June 30, 2009, we continued to have no formal employment agreements in place at the corporate level.

Description of Property

Our executive offices are located at 10400 Eaton Place, Suite 203, Fairfax, Virginia 22030. Our operating units which have separate offices are located as follows: Bill Main and Associates has one office located in Chico, California; BrandStand Group, Inc., is located in Lewisberry, Penn.; IKON Public Affairs Group has two main offices, one located in Arlington, Virginia, and the other in Denver; Streetfighter Marketing, Inc., has one office located in Gahanna, Ohio; and Target America has its base office in Fairfax, Virginia.

Three Month Periods Ended June 30, 2009 and 2008

We had $1,363,034 in revenue for the three months ended June 30, 2009, compared with $1,453,920 in revenue for the same three month period of 2008. Cost of sales was $480,791 for the second three-month period of 2009 compared to cost of sales of $53,679 for the same three month period of 2008.

Our general and administrative expenses were $1,159,219 for three months ended June 30, 2009, compared to general and administrative expense of $1,685,654 for the same period in 2008.

Our operating loss for the three months ended June 30, 2009, was $276,976 compared to $286,043 for the same period in 2008.

Six Month Periods Ended June 30, 2009 and 2008

We had $2,304,523 in revenue for the six months ended June 30, 2009, compared with $2,697,503 in revenue for the same six month period of 2008. Cost of sales was $665,553 compared to cost of sales of $85,524 for the same six month period of 2008.

Our general and administrative expenses were $2,451,327 for six months ended June 30, 2009, compared to general and administrative expense of $3,454,890 for the same period in 2008.

Our operating loss for the six months ended June 30, 2009, was $812,357 compared to $842,911 for the same period in 2008.

Regarding our first six months 2009 operations comments from operating units management include the following:

Bill Main and Associates management reports that reduced revenue in the first six months of 2009 as compared to the first six months of 2008 can be attributed to a permanent reduction in staff which effectively eliminated proactive marketing efforts, a downturn in the economy which seriously impacted marketing consulting, workshops, and speaking budgets for the existing client base.

IKON's performance in the first two quarter of 2008 and 2009 are substantially similar, with slightly higher revenues in 2009 but slightly higher expenses, as well, attributable to the move of the headquarters office.

Streetfighter Marketing, Inc. management indicated that though they had a decrease in speaking engagements in the latter half of 2008 and into 2009 due to sudden downturn in business meetings and conferences, they have seen increased interest in the projects and consulting due to a need for clients to market with fewer dollars. In recent months there has been an increase in speaker booking with a little pressure on fee levels. Though gross sales are down from the previous year, primary due to economic conditions, management senses that clients are now feeling more comfortable allocating resources for Streetfighter services and expects their number of engagements to slowly increase as the economy improves and as their development team becomes more aggressive in their efforts.

Target America management reports that they have been able to maintain a positive bottom line in the first half of 2009 in spite of the economic crisis that many of their nonprofit clients are experiencing due to the wide economic downturn affecting charitable giving. Adjustments to expenses were implemented in the fourth quarter of 2008 in anticipation of a possible decline in 2009 revenues, and management prepared for the potential decrease.

Target America experienced their highest individual month sales in March of 2008. March 2009 sales were 50% lower in the recessed economy. The major reason for the drastic change is that nonprofit organizations had major budget cuts starting in 2009 to adjust to decreased 2008 donations. Management says that "recent nonprofit giving statistics/reports showed philanthropic giving dropped more than at any other time in half a century and most resembles the mid '70s. The 2008 findings show giving dropped 5.7 % compared to the previous low decline in 1974 with a 5.4% drop. Nonprofits financial investments were effected with the market decline. The organizations have responded to the economic decrease by . . .an overall decrease in spending." Although Target America’s new nonprofit sales were not what were expected, client renewal sales as well as expense controls are allowing Target America to maintain its presence in the nonprofit market.

At corporate headquarters management continues to work to decrease overhead costs to help work toward better operating margins in 2009; and, at the same time, management is seeking new revenue platforms and initiatives to overcome slight revenue declines in the first half of the year.

Corporate management anticipates that revenues in the third and fourth quarters 2009 will be higher than that first half of the year due to regularly occurring seasonal trends for IKON Public Affairs Group, LLC. Management also expects gains due to the acquisition of BrandStand Group, Inc.

BrandStand Group, Inc., Acquisition

On June 26, 2009, AIMS Worldwide, Inc., entered into agreements whereby it acquired 100% of the outstanding stock of BrandStand Group, Inc. (“BGI”) for a total of $1,120,000. The acquisition was completed in two transactions.

Transaction #1 of 2

In the first transaction, the Company entered into a stock purchase agreement for the acquisition of 32% of Brandstand’s outstanding stock in exchange for a promissory note to stock owners Thomas W. Cady and James P. Gregory in the amount of $400,000. The note yields 8% interest per annum and payments are due quarterly in the amount of $105,050 with the first payment due September 26, 2009, and quarterly thereafter with the balance due on or before June 26, 2010 (the “Note”).

The note is secured by a pledge and security agreement under which the Company pledged 100% of the issued and outstanding shares in BGI (the “Pledge Agreement”) to Thomas W. Cady and James Gregory.

James P. Gregory and Thomas W. Cady each received 100,000 shares of AIMS common stock in exchange for acting as co-makers with respect to financing the above described "interim step" in the transaction in which Gregory and Cady purchased 32% of the BGI stock from Timothy C. Cusick in exchange for their promissory note in the same amount and bearing the same terms and conditions as the Note, followed by a sale of the BGI shares to the Company in exchange for the Note and Pledge Agreement. The cost associated with these shares will be recorded as a financing cost (a prepaid asset with a credit to paid-in capital), amortized over one year ($20,000 for Mr. Cady's shares and $20,000 for Mr. Gregory's shares).

Mr. Cady's 100,000 shares are included in AIMS stock certificate #2037. Mr. Gregory's 100,000 shares are included in AIMS stock certificate #2036.

Transaction #2 of 2

In the second transaction, the Company contributed a $50,000 deposit on March 16, 2009, followed on June 26, 2009, with $400,000 in cash and 1,600,000 shares of AIMS common stock to its newly formed, wholly-owned subsidiary, AIMS MS 1 Corporation (“AIMS MS 1”), a Pennsylvania corporation. The Company and AIMS MS 1 entered into an acquisition agreement and an agreement and plan of merger with BGI, pursuant to which AIMS MS 1 merged with BGI, with BGI the surviving corporation. Timothy C. Cusick, owner of the remaining 68% of the outstanding shares in BGI exchanged these shares for 1,500,000 shares of AIMS common stock and $350,000.00 in cash. Mr. Cusick's shares are held via AIMS Worldwide, Inc. restricted common stock certificate #2032 dated June 23, 2009.

The Company exchanged its 32% of the shares in BGI and 100% of its shares in AIMS MS 1 for 1,000 shares of BGI. Post-closing, the Company owns 1,000 shares of BGI common stock. These shares constitute 100% of the issued and outstanding shares in BGI. 100,000 shares of AIMS common stock was retained by BGI to use as incentive compensation to key employees. These additional shares were distributed via AIMS Worldwide, Inc., restricted stock certificate #2033 dated June 23, 2009, in the name of BrandStand Group, Inc.

In addition to the Note described in Transaction #1 above, AIMS borrowed $350,000 to finance the acquisition:

$200,000	from James Gregory (via Chris Findlater / FG Investments)
100,000	from Thomas W. Cady
36,500	from Barbara Nappy
13,500	from Chris Petersen
$350,000

at 18% interest per annum payable interest only on a quarterly basis beginning September 26, 2009 with the full balance due on June 26, 2010.

An origination fee and cost reimbursement in the amount of $35,000 is due at maturity (unless extended in which case it is due on the extended maturity date):

for Chris Findlater Promissory Note	$20,000
for Thomas W. Cady Promissory Note	10,000
for Barbara Nappy Promissory Note	3,650
for Chris Petersen Promissory Note	1,350
$35,000

A guarantee fee and cost reimbursement in the amount of $35,000 has been paid via AIMS Worldwide, Inc., restricted common stock via certificate nos. 2036, 2037, and 2038:

James P. Gregory received 100,000 shares of AIMS common stock in exchange for his guaranty (via Mr. Findlater) of a portion of the loans; Mr. Gregory's shares are included in AIMS stock certificate #2036.

Thomas W. Cady received 50,000 shares of AIMS common stock for providing a portion of the loans; Mr. Cady's shares are included in AIMS stock certificate #2037.

Chris Petersen received 25,000 shares of AIMS common stock for providing a portion of the loans; Mr. Petersen's shares are included in AIMS stock certificate #2038.

The lenders also received warrants to purchase a total of 350,000 shares of AIMS common stock at $0.352 per share over a five year period:

Mr. Cady received Warrant No. A-5 for 100,000 shares

Mr. Gregory, in the name of Chris Findlater, received Warrant No. A-4 for 200,000 shares

Mr. Petersen received Warrant No. A-6 for 50,000 shares

The Company has the right to extend the maturity date of the loans for six months. If it elects to do so the lenders will receive an additional warrant to purchase 175,000 shares of AIMS common stock at $0.352 and an additional origination fee and cost reimbursement in the amount of $17,500 due and payable on the extended maturity date.

Timothy C. Cusick will continue in the employ of BGI post-closing on a full-time basis through November 30, 2009, as the chief executive officer. Thereafter, Mr. Cusick will provide part-time services to BGI.

Calculation of Goodwill

Assumptions: BrandStand's equity balance on closing date was $165,373.

Investment
68% interest
Down payment paid March 16, 2009	$50,000
Cash paid on June 26, 2009	350,000
1.6 million shares at 20 cents	320,000
32% interest	400,000
Total paid for investment	1,120,000

Equity acquired - restated at fair value	165,373
Premium paid	$954,627

Subsequent Events

On July 23, the Company reported the following information via an SEC Form 8-K:

On July 23, 2009 the Company accepted the resignation of Chairman B. Joseph Vincent from the Board of Directors. Mr. Vincent has been named chair emeritus and chief strategist of the Company and will focus on strategy and core competency merger and acquisition development.

Also on July 23, 2009, Mr. Gerald Garcia was named Chairman of the Board of Directors. Mr. Garcia resigned as President but remains as Chief Executive Officer with a mandate to strengthen technologies, management systems, planning, reporting, compliance, executive leadership, and organizational development.

Effective July 23, 2009, Mr. Thomas W. Cady, a director of the Company, was appointed to serve as the new President and Chief Operating Officer. Mr. Cady will focus on operations, operational efficiency, assimilation, quality, and growth.

Mr. Cady, a senior executive with an extensive background in the information technology industry, works with various technology companies on their product, market, distribution, and funding initiatives. He has in-depth general management experience, with expertise in marketing and sales leadership developed over twenty-seven years in both corporate and entrepreneurial environments. His career began with a strong foundation built at Xerox and IBM, where he continuously progressed through positions of increased responsibility in sales, marketing, and general management. More recently, Mr. Cady spent several years in the broadband communications industry, serving as Chief Marketing Officer for XO Communications and Adelphia Communications, President/ COO & co-founder of BroadStreet Communications, and President & CEO of two early stage software companies focused on broadband service providers. Mr. Cady holds a B.S. degree in Business Administration from Virginia Tech and an MBA from the University of Richmond.

On July 24, the Company reported the following information via an SEC Form 8-K:

AIMS Worldwide, Inc. intends to present and/or distribute to interested investors and analysts a presentation which is attached as Exhibit 99.1, and is incorporated herein by reference.

Liquidity and Capital Resources

At June 30, 2009, we had total current assets of $1,208,154 consisting of $165,969 in cash, $683,692 accounts receivable, $74,437 in loans to employees, $5,899 of inventory, $104,539 in prepaid expenses, and $173,618 in work in progress. Equipment, net of accumulated depreciation was $128,811; and other assets included $21,237 in deposits, $10,000 in other assets, $402,064 in prepaid offering costs, $112,000 in software costs, $4,863,382 in goodwill net of an impairment, and $1,367, 903 in intangible assets net of amortization.

Our liabilities at June 30, 2009, totaled $7,692,566 and consisted of $739,207 in accounts payable from non-related parties, $67,714 in accounts payable from related parties, $180,760 in accrued expenses, $306,675 in deferred revenue, $ 352,759 in current portion of long-term debt, $1,704,894 in notes payable to non-related parties, $1,987,583 in notes payable to related parties, $1,209,759 in accrued interest payable, $937,130 in accrued interest to related parties. Our long-term debt totaled $205,995.

During the second quarter of 2009, the spouse of the Chief Executive Officer loaned the Company an additional $30,000 in the form of a Promissory Note originally dated November 2008, bearing no interest. To finance the BrandStand acquisition, the Company was loaned $400,000 from James P. Gregory and Board member Thomas W. Cady, and was loaned $200,000 from James P. Gregory / Chris Findlater, $100,000 from Board member Thomas W. Cady, $36,500 from Barbara Nappy and $13,500 from Chris Petersen. Terms for the BrandStand financing are explained in detail in the previous section of this report. The Company also received $61,000 in exchange for restricted common stock.

We continue to implement our business plan. Due to our lack of profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern. We do not have any long-term capital commitments. However, because of our engagement with investment banker Maxim Group, LLC, we anticipate developing a long-term capital program. We believe that our immediate needs can be met with a combination of cash on hand and through ongoing operations. We realize that we will require additional capital to fully implement our business plan and anticipate achievement once the Maxim capital program is initiated. We are currently negotiating to acquire more companies that fit into our marketing and digital platform. We will have to raise additional capital during the coming year for acquisition costs, growth capital, and other expenses. We will also have ongoing legal and auditing expenses as well as office and lease expenses. If we cannot generate sufficient capital through ongoing operations and these capital raising programs, we will likely sell common stock, seek advances from officers or explore other debt financing strategies.

Company management is currently seeking capital to purchase another group of profitable operating companies which have been identified. In accordance with the Company business plan, the target companies are currently financially healthy operating entities that, once acquired, will help fulfill AIMS' unique mission of organically growing a viable network of affiliated marketing and digital operating units.

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

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of June 30, 2009, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)

The company did not sufficiently segregate duties over incompatible functions.

The company’s inability to sufficiently segregate duties is due to a lack of accounting staff. Further, management has increased the frequency of independent reconciliations of significant accounts, which mitigates the lack of segregation of duties until the accounting department is fully staffed.

Also, during 2009, the CFO has also been the Controller for the operating units, which has increased the level of control over the accounting function. However, this also increased the concentration of risk that a material misstatement of the financial statements will not be prevented or detected due to the lack of segregation of duties.

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

Further, the nature of the autonomous operating units is such that the operating units’ management may fail to report accurately and timely significant transactions.

The CEO and CFO have been working with the operating units more closely and continue to integrate a review and approval process to mitigate the possibility that transactions may go unreported.

3)

The operating units accounting staff lack the depth of accounting education and knowledge to properly apply Generally Accepted Accounting Principles.

As stated above, the CFO’s duties have increased in respect to the direct supervision of the operating units’ accounting staff, which management believes is sufficient to mitigate the lack of expertise to properly apply GAAP. This Key Control will be strengthened when the accounting function is fully staffed.

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

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals, including AIMS, alleging breach of contract. AIMS management disputes that it should be a party to this suit because Mr. Foudy did not have the authority to bind the Company to any agreement. Management expects a summary judgment to be granted and the case to be dismissed.

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

We incurred operating losses of $812,357 during the first six months of 2009. We do not expect to have consistent profitable operations until later in 2009, and we cannot assure that we will ever achieve or attain profitability. If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

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

Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Gerald Garcia, Jr., our Chairman and Chief Executive Officer, Thomas W. Cady, our President and COO, and Patrick J. Summers, our Chief Financial Officer and Recording Secretary. We may be unable to retain existing management, technical, sales and client support personnel that are critical to our success, resulting in harm to key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

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

During the three months ended June 30, 2009, we issued 152,602 shares of common stock for services valued at $39,191; in addition, warrants valued at $64,895 were issued for services. Fair value of shares issued for services was determined by the board of directors in relation to the fair market value on the date the shares were issued. In addition, 1,975,000 shares were issued in connection with the BrandStand acquisition, valued at $395,000. 388,090 shares were issued for cash in the total amount of $61,000.

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

Gerald Garcia, Jr. / August 14, 2009

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / August 14, 2009

Chief Financial Officer