Form 10-Q
period 2009-09-30
AIMS WORLDWIDE INC
filed 2009-11-16
CIK 1094363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 57,502,080 shares as of November 16, 2009.

FORM 10-Q

AIMS™ WORLDWIDE, INC.

(Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1. Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at September 30, 2009, and the related statements of operations, shareholders deficit and cash flows, for the three and nine month periods ended September 30, 2009 and 2008 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Assets

	Sept. 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Current assets
Cash	$107,056	$145,440
Accounts receivable, net of allowances of $206,669 and $204,263	851,219	363,692
Loans receivable	68,100	76,500
Inventory	5,763	6,324
Prepaid expense	385,224	5,950
Deferred billings	279,919	-
Total current assets	1,697,281	597,906

Property and equipment
At cost, net of accumulated depreciation of $127,623 and $67,674	115,623	155,298

Other assets
Deposits	28,073	12,249
Other assets	10,000	78,722
Prepaid offering costs	-	402,064
Prepaid software costs	112,000	112,000
Goodwill, net of impairment of $87,431	4,950,698	3,908,755
Intangible assets, net of accumulated amortization of $932,132 and $680,625	1,288,906	1,540,413
Total other assets	6,389,677	6,054,203

Total assets	$8,212,581	$6,807,406

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Liabilities and Stockholders’ Deficit

	Sept. 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$811,025	$468,488
Accounts payable - related parties	12,464	92,714
Accrued expenses	93,343	96,316
Deferred revenue	273,876	23,234
Current portion of long term debt	52,970	354,104
Notes payable	2,188,225	1,633,659
Notes payable - related parties	1,791,598	1,045,971
Accrued interest payable	1,253,107	1,123,506
Accrued interest payable - related parties	952,591	906,711
Total current liabilities	7,429,199	5,744,702
Long term debt	195,653	221,362
Total liabilities	7,624,852	5,966,064
Minority interest	(149,034)	(235,734)

Stockholders' equity
Preferred stock held in escrow, $.001 par value,
20,000,000 shares authorized, 7,193,750 shares
issued and outstanding, including shares in escrow	94	7,194
Common stock, $.001 par value, 200,000,000 shares
authorized, 57,302,080 shares issued and outstanding	57,302	52,131
Additional paid-in capital – preferred stock	3,645,935	3,638,835
Additional paid-in capital – common stock	11,822,918	11,176,593
Stock subscription receivable	(127,500)	(252,500)
Deficit retained	(14,661,988)	(13,545,178)
Total stockholders' equity	736,762	1,077,075

Total liabilities and stockholders' equity	$8,212,581	$6,807,406

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Nine Months Ended
	Sept. 30,
	2009	2008

Revenue	$4,327,658	$10,243,669

Operating expenses
Cost of sales	1,458,034	5,708,340
General and administrative expenses	3,586,070	5,658,110
	5,044,104	11,366,450

Operating loss	(716,446)	(1,122,781)

Interest expense, net	(267,783)	(213,719)
Interest expense, net - related parties	(45,880)	(42,212)
Minority interest	(86,700)	(46,409)

Loss before provision for income taxes	(1,116,810)	(1,425,121)

Income taxes	-	-

Net loss	$(1,116,810)	$(1,425,121)

Basic loss per share	$(0.02)	$(0.03)

Weighted average number of
shares outstanding	53,417,941	47,209,376

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	Sept. 30,
	2009	2008

Revenue	$2,023,135	7,546,166

Operating expenses
Cost of sales	792,481	5,622,816
General and administrative expenses	1,134,743	2,203,220
	1,927,224	7,826,036

Operating income (loss)	95,911	(279,870)

Interest expense, net	(117,135)	(65,332)
Interest expense, net - related parties	(15,461)	(11,625)
Minority interest	(136,597)	(83,443)

Loss before provision for income taxes	(173,282)	(440,260)

Income taxes	-	-

Net loss	$(173,282)	(440,260)

Basic loss per share	$(0.00)	$(0.01)

Weighted average number of
shares outstanding	55,544,283	48,106,715

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

		Pref	Pref Shares		Com	Com Shares	Com Shares
	Pref	Shares	Addl.	Com	Shares	Addl.	Stock
	Shares	Par	Paid-in	Shares	Par	Paid-in	Subscr.	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Retained	Total

Balance, December 31, 2007	7,100,000	$7,100	$3,488,929	44,586,575	$44,587	$ 9,920,486	$ (50,000)	$(12,270,671)	$ 1,140,431

Common stock issued for cash	-	-	-	6,161,111	$6,161	$1,055,113	$ (202,500)	-	$858,774

Preferred stock issued for cash	93,750	$94	$149,906	-	-	-	-	-	$150,000

Common stock issued for
services, including campaign
media buying
participants	-	-	-	1,383,593	$1,384	$200,994	-	-	$202,378

Net loss for year	-	-	-	-	-	-	-	$(1,274,507)	$(1,274,507)

Balance, December 31, 2008	7,193,750	$ 7,194	$3,638,835	52,131,279	$52,131	$11,176,593	($252,500)	$(13,545,178)	$1,077,075

Preferred stock canceled	(7,100,000)	$ (7,100)	$7,100	-	-	-	-	-	-

Common stock issued for acquisitions	-	-	-	1,600,000	$1,600	$318,400	-	-	$320,000

Common stock issued for loan guarantees	-	-	-	375,000	$375	$74,625	-	-	$75,000

Common stock issued for cash	-	-	-	1,140,602	$1,141	$170,807	-	-	$171,948

Common stock issued for services	-	-	-	1,238,793	$1,239	$240,886	-	-	$242,125

Common stock issued for debt extinguishment	-	-	-	816,406	$816	$186,957	-	-	$187,773

Warrants issued with debt financing	-	-	-	-	-	$69,195	-	-	$69,195

Common stock warrants cancelled	-	-	-	-	-	$(289,545)	-	-	$(289,545)

Common stock subscription cancelled	-	-	-	-	-	$(125,000)	$125,000	-	-

Net loss for period	-	-	-	-	-	-	-	$(1,116,810)	$(1,116,810)

Balance, Sept. 30, 2009	93,750	$ 94	$3,645,935	57,302,080	$57,302	$11,822,918	$ (127,500)	$(14,661,988)	$ 736,762

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,116,810)	$(1,425,121)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	303,631	296,574
Income from minority interest	86,700	46,409
Stock issued to employees and others for services	242,125	112,559
	(484,353)	(969,579)
Changes in current assets and liabilities:
Accounts receivable and other current assets	(427,206)	(4,981,174)
Accounts payable and other current liabilities	275,394	5,881,749
Net cash (used in) operating activities	(636,165)	(69,004)

Cash flows from investing activities:
Purchase of equipment	-	(26,585)
Investment in operating units and equity investments	(800,000)	-
Cash acquired in acquisition	50,410	-
Net cash (used in) investing activities	(749,590)	(26,585)

Cash flows from financing activities:
Proceeds from sale of common stock	172,100	801,200
Proceeds from sale of preferred stock	-	150,000
Offering costs for sale of stock	-	(18,192)
Proceeds of notes payable, net	1,240,000	-
Repayments of notes payable	(64,729)	(76,592)
Net cash provided (used in) by financing activities	1,347,371	856,416

Net increase (decrease) in cash	(38,384)	760,827

Cash, beginning of period	145,440	138,593
Cash, end of period	$107,056	$899,420

Cash paid during the period for:
Interest	$129,907	$81,772
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for acquisitions	395,000	-
Stock issued to settle debt	187,773	-

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

The results for the nine months ended September 30, 2009, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

NOTE F: EQUITY TRANSACTIONS

During the three months ended September 30, 2009, we issued 751,712 shares for $111,100 in cash, 1,063,767 shares valued at $137,348 for services, and 816,406 shares valued at $187,773 to extinguish debt. Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued. Also, in the third quarter 2009, AIMS management determined that, after a 27-month period with no evidence of any existence of any parties representing or remaining with Liberty Growth Fund, the preferred shares issued in their name should be cancelled and returned to authorized.

During the three months ended June 30, 2009, we issued 152,602 shares of common stock for services valued at $39,191. Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued. We issued 1,975,000 shares as part of the BrandStand Group, Inc., acquisition and associated loans, valued at $395,000. Also, we issued 388,890 shares for cash totaling $61,000 less $152 in associated costs; the price of shares sold for cash were negotiated with the unrelated investors. We also issued warrants valued at $56,594, which were recorded as discount on notes payable and will be amortized as interest expense over the term of the loan, and at $8,301 for offering costs.

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

NOTE G: SEGMENT INFORMATION

We report the following information on our business segments as of and for the nine months ended September 30, 2009:

	Media Properties	Consulting Services	Strategy & Planning	Public Affairs	Digital Marketing	Corporate Overhead	Total

Revenues	$-	$152,010	$866,098	$2,614,965	$694,585	$-	$4,327,658

Income (loss) from operations	$(268)	$(32,125)	$(174,626)	$204,413	$(12,594)	$(701,246)	$(716,446)

Net income (loss)	$(175,749)	$(130,491)	$(202,670)	$105,967	$(12,621)	$(701,246)	$(1,116,810)

Identifiable assets, net	$-	$278,374	$2,369,788	$3,142,061	$2,005,283	$417,075	$8,212,581

We report the following information on our business segments as of and for the nine months ended September 30, 2008:

	Media	Consulting	Strategy &	Public	Digital	Corporate
	Properties	Services	Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$49,896	$622,724	$8,490,628	$1,080,421	$-	$10,243,669

Income (loss) from operations	$(529)	$(57,848)	$(227,743)	$135,313	$24,665	$(996,700)	$(1,122,782)

Net income (loss)	$(178,524)	$(57,448)	$(272,029)	$56,722	$22,858	$(996,700	$(1,425,121)

Identifiable assets, net	$-	$272,124	$913,472	$8,731,346	$2,004,206	$412,962	$12,334,110

NOTE H: RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2009, we received loans from two related parties, Mr. Thomas Cady and Ms. Christine Garcia, in the amounts of $50,000 each.

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

NOTE I: CONVERTIBLE PREFERRED EQUITY AND CONTINGENCY

As of September 30, 2009, the Company is continuing its efforts to secure financing to complete core competency acquisitions and to fund its organic growth plan. The Company is in discussions with Maxim Group, LLC, to provide financing. However, there is no guarantee or assurance that these discussions will result in a financing alternative that can be obtained on reasonable terms or at all.

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

NOTE J: SUBSEQUENT EVENTS

We evaluated our activity after September 30, 2009, until the date of issuance, November 16, 2009, and note the following subsequent events:

-

Company management is working with the Maxim Group to identify core competency companies to purchase. In accordance with the Company business plan, the target companies are currently financially healthy operating entities that, if acquired, will help fulfill AIMS unique mission of a viable network of affiliated marketing and digital services operating units. The agreement with Maxim is attached as an Exhibit to this document.

-

Simultaneously, Company management is drafting an anticipated S-1 registration and is in dialog with other parties hoping to obtain interim financing.

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

Corporate Officers/Directors

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

On July 24, the Company reported the following information via an SEC Form 8-K:

AIMS Worldwide, Inc. intends to present and/or distribute to interested investors and analysts a presentation which it attached as Exhibit 99.1, and was incorporated herein by reference.

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

Employees

AIMS Worldwide, Inc., corporate headquarters has five employees, and, including our operating units, has a total of approximately thirty employees. We plan to hire additional personnel on an as-needed basis as our operations expand. As of September 30, 2009, we continued to have no formal employment agreements in place at the corporate level.

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

Three Month Periods Ended September 30, 2009 and 2008

We had an operating profit for the three months ended September 30, 2009 of $95,911. This compares to a loss of $279,870 for the same period in 2008. Even though our revenues declined in the period, the Company reduced general and administrative expenses through concentrated cost-cutting efforts by management at each of the Company’s operating units, from $2,203,220 in 2008 to $1,134,743 in 2009, a reduction of more than $1 million.

We had $2,023,135 in revenue for the three months ended September 30, 2009, compared with $7,546,166 in revenue for the same three-month period of 2008. The primary reason for the difference in revenue is the campaign and elections activity in which the Company engaged during the fall of 2008. We are a revenue cyclical Company because of our elections activities and we anticipate engaging in the campaigns and elections management and consulting in the election cycle of 2010 and expect our revenue to surpass our results of 2008 because IKON Public Affairs, an AIMS operating unit, has already announced two major election campaign management and consulting contracts and anticipates at least two more contracts for 2010.

Cost of sales was $792,481 for the third quarter of 2009 compared to cost of sales of $5,622,816 for the same three-month period of 2008. Again, because our campaign and elections activities, cost of sales in 2008 were significantly higher than cost of sales in the third quarter of 2009.

Nine Month Periods Ended September 30, 2009 and 2008

We had $4,327,658 in revenue for the nine months ended June 30, 2009, compared with $10,243,669 in revenue for the same nine month period of 2008. Cost of sales was $1,458,034 compared to cost of sales of $5,708,340 for the same nine month period of 2008. The primary reason for the difference in revenue between the two years is because of election campaign management and consulting.

Our general and administrative expenses were $3,586,070 for nine months ended June 30, 2009, compared to general and administrative expense of $5,658,110 for the same period in 2008.

Our operating loss for the nine months ended June 30, 2009, was $716,446 compared to $1,122,781 for the same period in 2008.

Our earnings before accounting for interest, taxes, depreciation, amortization, and miscellaneous non-operating adjustments for the nine month period ending September 30, 2009, are ($412,815).

Regarding our first nine months 2009 operations comments from operating unit management include the following:

BrandStand Group management reports that 2009 Q3 revenue is expected to be lower than other quarters since restaurant marketing spending tends to be lower in the summer leading into ‘Back to School.’

BrandStand cost of sales was, as expected, driven by production and distribution expense. G&A expenses were higher than in the pas due to the integration of elements of Bill Main & Associates into the BrandStand operation. As a result net profit was negatively impacted by approximately $60,000 for the quarter, producing a slight loss.

BrandStand management notes that high unemployment continues to impact consumer spending, causing concern with clients for 2010 budgets. However, early indications are that clients feel slightly increased optimism and will look for economic data to justify expansion of marketing budgets next year, although continued unemployment increases could cause some contraction in client budgets.

The combination of IKON's services – lobbing and campaign management – cause significant variability in both revenue and expenses in election years (even numbered years) versus non-election years (odd numbered years).

In comparing the third-quarter performance of IKON in 2009 versus 2009, and the nine-month performance in the two years, the cyclical variability is clear. In the election year of 2008, revenue in the third quarter was $7,055,742 and was 1,136,238 in the third quarter of 2009, with the same cyclical results for the nine months ending September 30 showing $2,614,965 in revenue for 2009 and $8,490,628 in revenue for 2008.

Streetfighter Marketing ("SFM") management reports a decrease in total income of 28.1% and gross profits 27.4% mainly due to a decreased demand for speaking services. Overall expenses were slightly higher in 2009 which caused SFM to go from a net ordinary income of $1,759 in 2008 to a loss of ($15,650) in 2009. The economy is the main reason for the weaker performance in 2009 compared to the same time a year ago. Performance overall for the first three quarters of 2009 were down from the previous year primarily to weak demand for speaking, as noted earlier, and as a result of postponed and cancelled conventions. Consulting fees were off by 17.8% from the previous year whereas speaking sales were down 56.5%.

Target America has been able to maintain a positive net income in the first nine months of 2009 in spite of the economic crisis their nonprofit clients are experiencing. During the first three quarters of 2009 revenues decreased $400,000 as compared to the same period in 2008. The decline is the result of nonprofits budgetary constraints associated with decreased donations posed by the overall economic environment. The revenue of $700,000 is in large part from current clients maintaining their annual programs with Target America.

Adjustments to expenses were implemented in the fourth quarter of 2008 in anticipation of a possible decline in 2009 revenues. With over 20 years experience working with nonprofits, Nancy Johnson, President of Target America, prepared for the potential revenue decline as nonprofits typically lag one year behind other markets. Nonprofit organizations had major budget cuts starting in 2009 to adjust to decreased 2008 donations. Nonprofits financial investments were also effected with the market decline. Increase in the need of services while decreases in donations have caused nonprofit to make drastic changes.

The decrease in revenues during the third quarter of 2009 compared to the same period in 2008 is 8% less than the total YTD decline experienced by Target America. A recent survey reports that over half of the nonprofit employers cut jobs between the summer of 2008 and 2009 and only 9% plan to trim more next year. This is a positive sign for 2010.

At AIMS corporate headquarters, the Company’s management continues to implement strict cost controls plans and continues to work to have better operating results and margins in 2009.

We report the following information on our business segments as of and for the nine months ended September 30, 2009:

	Media Properties	Consulting Services	Strategy & Planning	Public Affairs	Digital Marketing	Corporate Overhead	Total

Revenues	$-	$152,010	$866,098	$2,614,965	$694,585	$-	$4,327,658

Income (loss) from operations	$(268)	$(32,125)	$(174,626)	$204,413	$(12,594)	$(701,246)	$(716,446)

Net income (loss)	$(175,749)	$(130,491)	$(202,670)	$105,967	$(12,621)	$(701,246)	$(1,116,810)

Subsequent Events

In November 2009, the Company management signed an exclusive M&A agreement with Maxim Group, LLC, an investment banking firm in New York City, which will service as exclusive advisor to identify and evaluate potential business acquisition opportunities. In its capacity as exclusive advisor, Maxim Group will assist the Company in:

-

identifying prospective merger and acquisition targets, and

-

negotiating certain agreements between the Company and an acquisition target concerning the closing of a transaction with the target.

The agreement with Maxim is attached as an Exhibit to this document.

Liquidity and Capital Resources

At September 30, 2009, we had total current assets of $1,697,281 consisting of $107,056 in cash, $851,219 accounts receivable, $68,100 in loans to employees, $5,763 of inventory, $279,919 in prepaid expenses, and $385,224 in work in progress. Equipment, net of accumulated depreciation was $115,623; and other assets included $28,073 in deposits, $10,000 in other assets, $112,000 in software costs, $4,960,698 in goodwill net of an impairment, and $1,288,906 in intangible assets net of amortization.

Our liabilities at September 30, 2009, totaled $7,624,852 and consisted of $811,025 in accounts payable from non-related parties, $12,464 in accounts payable from related parties, $93,343 in accrued expenses, $273,876 in deferred revenue, $52,970 in current portion of long-term debt, $2,188,225 in notes payable to non-related parties, $1,394,176 in notes payable to related parties, $1,253,107 in accrued interest payable, $952,591 in accrued interest to related parties. Our long-term debt totaled $195,653.

During the third quarter of 2009, the company used $636,165 in operating activities, and used $749,590 in investing activities. Financing activities, substantially borrowing provided $1,347,371 in cash. In addition, we are currently negotiating to convert a portion of the debt associated with ATB Media, Inc. into equity and anticipate that the remaining debt will be reduced by transferring interest in the property to certain debtholders.

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

Company management is working with the Maxim Group to identify core competency companies to purchase; the agreement with Maxim is attached as an Exhibit to this document.. In accordance with the Company business plan, the target companies are currently financially healthy operating entities that, if acquired, will help fulfill AIMS unique mission of a viable network of affiliated marketing and digital services operating units.

Simultaneously, Company management is drafting an anticipated S-1 registration and is in dialog with other parties hoping to obtain interim financing.

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

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of September 30, 2009, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals, including AIMS, alleging breach of contract. AIMS management disputes that it should be a party to this suit because Mr. Foudy did not have the authority to bind the Company to any agreement. Management expects the case to be dismissed.

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

We incurred operating losses of $716,446 during the first nine months of 2009. We do not expect to have consistent profitable operations until later in 2009, and we cannot assure that we will ever achieve or attain profitability. If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

We will encounter risks and difficulties frequently encountered by early-stage companies.

Some of these risks include the need to:

-

attract new AIMSolutions marketing clients and maintain current client relationships

-

offer competitive pricing

-

maintain and expand our network of advertising space through which we deliver the advertising component of our AIMSolutions

-

achieve marketing solution campaign results that meet our clients’ objectives

-

identify, attract, retain and motivate qualified personnel

-

successfully implement our organic and acquisition business model

-

manage our expanding operations

-

maintain our reputation and build trust with our clients

-

locate, negotiate, and assimilate core competency acquisitions

-

attract and package the appropriate corporate finance and investment capital to underwrite our core competency acquisition corporate development.

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

During the three months ended September 30, 2009, we issued 751,712 shares for $111,100 in cash, 1,063,767 shares valued at $137,348 for services, and 816,406 shares valued at $187,773 to extinguish debt. Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued. Also, in the third quarter 2009 AIMS management determined that, after a 27-month period with no evidence of any existence of any parties representing or remaining with Liberty Growth Fund, the preferred shares issued in their name should be cancelled and returned to authorized.

ITEM 3. Defaults upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	10.1	Agreement with Maxim Group, LLC	Attached

2	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

3	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

4	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002*	Attached

5	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002*	Attached

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

AIMS™ WORLDWIDE, INC.

/s/ Gerald Garcia Jr.
Gerald Garcia, Jr. / November 16, 2009
Chief Executive Officer

/s/ Patrick J. Summers
Patrick J. Summers / November 16, 2009
Chief Financial Officer