Form 10-K
period 2009-12-31
AIMS WORLDWIDE INC
filed 2010-04-15
CIK 1094363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒  No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes  ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Our common stock is listed on the Over the Counter

Bulletin Board (“OTCBB”), under the symbol “AMWW.”  The aggregate market value (market cap) of the issuer’s common stock held by non-affiliates at March 31, 2010, is deemed to be $3,710,030 (46,375,375 shares at eight cents per share).

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2010
Common Stock, $.001 par value	62,272,840

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

AIMS Worldwide, Inc. (“AIMS or “AIMS™”) is an integrated marketing services company, providing clients with impactful, cost effective and measurable marketing solutions, resulting in increased sales and customer retention.  AIMS (Accurate Integrated Marketing Solutions) increases accuracy, reduces cost, and improves results of its clients’ marketing programs, by refocusing traditional mass marketing programs to a more targeted and "One-2-One" relationship with the ideal customer.

The world of marketing services is undergoing revolutionary change with the introduction and application of new digital technologies vs. sole reliance on traditional media and methods.  AIMS differentiation strategy is based on clients’ need for both traditional and new approaches.  Accordingly, our focus is on bridging the art of marketing with the science of marketing, thereby bringing clients more balanced and impactful solutions.  To further differentiate from the rest of the market, AIMS places intense focus on the Return on Marketing Investment ("ROMI™"), to develop and maintain strong our client relationships.

AIMS is further developing core competencies and accelerating growth by targeting and acquiring marketing services companies that support our strategy and create differentiation.

Going forward, our Company will consist of five operating business groups: AIMS Public Affairs Group, AIMS Public Relations Group, AIMS Local Community Marketing Group, AIMS Interactive Group, and AIMSolutions Consulting.

-

AIMS Public Affairs Group, via our IKON Public Affairs Group operating company, concentrates on bringing the best and latest information and ideas from around the United States concerning political candidates, public issues, public policy, public and government advocacy, legislation, appropriation, state and local ballot measures.  This group provides solutions to finding, disseminating, circulating, and marketing information on issues and organizations concerning local, state and national governments at the lowest possible cost.

-

AIMS Public Relations Group will concentrate on creating public relations, publicity, promotions, special events, product, and brand placement through various media, networking and promotion channels of “earned media” for its clients at the lowest possible cost.

-

AIMS Local Community Marketing Group, through its operating units BrandStand Group, Inc., Streetfighter Marketing, Inc., and Bill Main and Associates, provides marketing research, strategy, planning, consulting, and training programs that provide cost-effective local community marketing solutions and techniques to clients' marketing initiatives.

-

AIMS Interactive Group focuses its activities on using and applying digital technologies for improving program results and ROMI™ for AIMS clients.

-

AIMSolutions Consulting Group focuses on the use and application of the AIMS ROMI™ process to provide an audit of the client's existing marketing strategy and plans, marketing research, analysis and reports from which to initiate new marketing strategies, plans, and measurement tools.  AIMSolutions manages this entire process and initiative for its clients, with the goal of delivering clients an increased and measurable return on their investment.  AIMSolutions has undertaken a number of client beta-tests in the ongoing development of its integrated marketing solution process.  Beta-test clients have been in a number of applications industries, including public policy issues, political campaign marketing, consumer electronics, medical and health care, distribution services, consumer package goods, restaurant, food service, and hospitality.  The scope of these industry development activities has established a platform of knowledge, processes, and intellectual properties, and AIMSolutions is entering its going-concern, revenue-driven consulting practice.

In addition to AIMS own core competencies, the Company has developed a number of alliances who bring complementary capabilities, such as, marketing research and advertising services.  Through the combination of companies AIMS has acquired, partnerships it has developed, and the continued development of core competencies through organic growth and acquisition, AIMS will continue to build strength in these five core areas of operations.

Trademarks and Licenses

We hold common law trademarks on AIMS™, ROMI™, and One-2-One™.  AIMS™ is a unique doctrine, process, intellectual property, delivery system and corporate development method integrated into what we believe is a powerful client/customer-centric professional service model.

Our website, www.aimsworldwide.com is the registered internet domain names owned and controlled by AIMS.

Subsidiaries

As part of its corporate development core competency acquisition strategy, AIMS Worldwide, Inc., owns the following subsidiaries:

Harrell Woodcock Linkletter & Vincent, Inc.

On April 15, 2005, AIMS acquired Harrell Woodcock Linkletter & Vincent, Inc., a Florida corporation (“HWL&V”).  The purchase price for the transaction was 500,000 shares of restricted common stock of AIMS in exchange for all of the issued and outstanding shares of HWL&V in cash and stock.  Included in the transaction were letters of intent issued by HWL&V to two specialty-marketing consulting firms, which AIMS™ subsequently acquired.  Renamed "Harrell, Woodcock, & Linkletter," Company management plans for this subsidiary to be an active strategy, planning and marketing consulting group offering innovative new business and new market development services.

ATB Media, Inc.

On April 19, 2004, we acquired ATB Media, Inc. ("ATB").  ATB was formed to acquire radio broadcast properties and/or invest in companies that had previously acquired radio broadcast properties in small- and medium-sized markets and use innovative techniques and low cost, engineering-driven strategies to upgrade these properties into successful radio stations by relocating such properties to larger markets, increasing authorized power and/or authorized hours of operation.  ATB owns rights to receive income participation from one or more radio stations and other businesses.  The merger has been recorded at book value because the companies were under common control.

ATB currently owns a 40% participating interest in Radio Station KCAA in Loma Linda/San Bernardino, Calif., and owns rights to receive income participation from one or more radio stations if and when acquired.  KCAA operates in a 24-hour broadcast cycle.  On March 19, 2008, station management received approval from the FCC for a construction permit that would allow station management to expand the current facility to support daytime broadcasts at 10,000 watts.

On November 13, 2009, Christopher Noble and Angela Phillips, the only two secured creditors of ATB Media, Inc., filed suit in the United States District Court for the District of Idaho (the “Complaint”).  The Complaint alleges that ATB is in default under the terms of two promissory notes dated December 31, 1999, each in the amount of $500,000 in favor of Plaintiffs (the “Noble/Phillips Indebtedness”).  The prayer for relief in the Complaint requests entry of judgment in favor of Plaintiffs for unpaid principal and interest in the aggregate amount of $3,723,088.14, plus per diem interest from and after November 13, 2009 in the aggregate amount of $1,535.44, attorneys fees in the aggregate amount of $4,000 (if judgment is entered by default), and a decree for the judicial sale of the ATB Collateral.  The ATB Collateral consists of all of the assets of ATB.  The Company does not intend to contest the entry of the default judgment.  As a result, the Company expects that judgment will be entered for Plaintiffs as requested in the Complaint, and that Plaintiffs will accede to ownership of all of the assets of ATB.  The Company does not believe it has any outstanding exposure with respect to the Noble/Phillips Indebtedness (none has been alleged) and, that upon entry of the default judgment, and consummation of related foreclosure proceedings, the Noble/Phillips Indebtedness will have been satisfied, at which point ATB will recognize a gain resulting from the foreclosure sale.

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

Streetfigher Marketing, Inc., headquartered in Gahanna, Ohio, specializes in speaking, motivation, publishing, and training businesses how to market, promote, and increase sales on a shoestring budget.  The Streetfighter client list includes AT&T, American Express, Walt Disney, Pizza Hut, Honda, Sony, Goodyear, Marvel Comics, The City of Dallas, the State of Arkansas, the Country of India, and Sylvan Learning Centers.

Bill Main and Associates

On May 16, 2007, the Company completed the purchase of Barbara Overhoff, Inc., d/b/a Bill Main and Associates, in Chico, Calif.  Total AIMS Worldwide, Inc., payment was 850,000 shares of restricted common stock and $175,000 in cash.  Bill Main and Associates is a leading strategy, planning, publishing, and consulting firm in the restaurant, food service, and hospitality industry.  A published author and noted speaker, Chairman Tucker W. “Bill” Main is a recognized authority in restaurant marketing, operations, and management.  He is a former President of the California Restaurant Association.  In addition, the Company, its management and employees worked jointly and in cooperation with BrandStand Group, Inc., in the food services, hospitality and restaurant industries seeking opportunities and client development.

Target America, Inc.

Acquired July 26, 2007, with a base in Fairfax, Va., and offices in Indianapolis and Chicago, Target America, Inc., was founded in 1995 under the laws of the Commonwealth of Virginia to meet the rapidly changing needs of not-for-profit, charity, and philanthropy fundraising professionals.  The Company is a constant innovator in the field of contributor and donor prospect research, developing and launching a completely online prospect screening service in 2003.  Target America continues to upgrade and develop this tool, which now includes a wide range of services from automated Internet research and Target Tiger, and internet search engine, to an integrated management system to serve not only the not-for profit community, but business, commerce database profiles, retail, and financial institutions as well.

IKON Public Affairs Group, LLC

On July 26, 2007, AIMS Worldwide, Inc., acquired 55% of IKON Public Affairs Group, LLC ("IPAG"), a limited liability company formed under the laws of Delaware.  Post-closing, IPAG, through its offices in Washington, D.C., area and Denver, continues the business previously conducted by IKON Holdings, Inc., providing consulting services in connection with political campaigns and public and government advocacy.  Management of AIMS determined, while evaluating this potential acquisition, that the primary value to be acquired was the value of the customer list and services of the two principals, including the reputation and work product and methods of those individuals.

BrandStand Group Inc.

On June 26, 2009, the Company completed the acquisition of the common stock of BrandStand Group, Inc.  Consideration of the acquisition was 1,600,000 shares of AIMS common stock, a one year note payable in the amount of $400,000 and a cash payment of $400,000, of which $50,000 had previously been placed on deposit.

BrandStand Group, Inc. is a premier provider of restaurant brand positioning, management and communication strategies, helping restaurant and food service owners and franchisees to develop and differentiate their brand, assisting them to align and deliver their brand promise and helping them in communicating their message.  BrandStand Group, Inc. clients include national and regional accounts such as Silver Diner, Burger King, Schlotzsky’s and Z-Pizza.  BrandStand researched, developed, and utilizes a scientific approach to build client retail establishment traffic, new customer trial, customer frequency and loyal customer sales and revenues.  BrandStand Group applies a scientific methodology to build client customers and revenues at the lowest possible cost.  Its use of science on a micro basis parallels the model that AIMS Worldwide developed and applies to the marketing paradigm.  It is for this micro-to-macro perspective that AIMS Worldwide acquired BrandStand Group.

Competition

Marketing and Media services in various forms are some of the most competitive segments of business, commerce and enterprise management.  With the introduction, changes, and dynamics caused by online/ interactive digital communication technologies to the traditional/offline communications mediums (broadcast, satellite cast, print, post, and telephone) the marketing landscape has become one of the most competitive in the world.

Our internal research indicates that an estimated $1 trillion plus is spent worldwide annually on the full range of marketing, marketing communications, marketing services, media, and delivery systems.  This is a massive, diverse, and fragmented service industry.  As such, globally there can be little doubt as to the competition in the marketing services space in which the leading companies, agencies, and firms are better established, positioned, branded, staffed and capitalized than our Company.

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

Employees

AIMS Worldwide, Inc., corporate headquarters has five employees, and, including our operating subsidiaries, has a total of approximately twenty-five employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.  As of March 31, 2010, we continued to have no formal employment agreements in place at the corporate level, with the exception of the employment agreement with Thomas W. Cady, who joined the Company in July 2009.

Item 2.  Properties

Our executive offices at 10400 Eaton Place, Suite 203, Fairfax, VA 22030, also serve as offices for ATB Media, Inc., AIMS Interactive, Inc., and Harrell Woodcock and Linkletter.  Our other subsidiaries which have separate offices are located as follows:  Bill Main and Associates has one office located in Chico, Calif.; BrandStand Group has one office in Lewisberry, Penn.; IKON Public Affairs Group has two main offices, one located in Arlington, Va., and the other in Denver; Streetfighter Marketing, Inc., has one office located in Gahanna, Ohio; and Target America had its base office in Fairfax, Va., and another location in Indianapolis.

The Company does not own any real property; all offices are leased.

Item 3.  Legal Proceedings.

Jose R. Trujillo v. Michael L. Foudy, AIMS Worldwide, Inc., American Institute for Full Employment, The Committee for Good Common Sense, et al., in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, case No. 502005CA005603XXXXMB, affadavit filed December 9, 2005.

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals, including AIMS, alleging breach of contract.  AIMS management disputes that it should be a party to this suit because Mr. Foudy did not have the authority to bind the Company to any agreement.  Management expects this legal matter to be settled as no activity has occurred in more than a year.

The case is being handled by the following local Florida counsel:  Carl A. Cascio, Esquire, Carl A. Cascio, P.A., 525 N.E. Third Avenue, #102, Delray Beach, Florida 33444.  Phone is 561-274-7473.  561-274-8305 is facsimile; e-mail: casciolw@bellsouth.net.

On November 13, 2009, Christopher Noble and Angela Phillips, the only two secured creditors of ATB Media, Inc. (“ATB”), the Company’s wholly-owned subsidiary, filed suit in the United States District Court for the District of Idaho (the “Complaint”).  The Complaint alleges that ATB is in default under the terms of two promissory notes dated December 31, 1999, each in the amount of $500,000 in favor of Plaintiffs (the “Noble/Phillips Indebtedness”).  The prayer for relief in the Complaint requests entry of judgment in favor of Plaintiffs for unpaid principal and interest in the aggregate amount of $3,723,088.14, plus per diem interest from and after November 13, 2009 in the aggregate amount of $1,535.44, attorneys fees in the aggregate amount of $4,000 (if judgment is entered by default), and a decree for the judicial sale of the ATB Collateral.  The ATB Collateral consists of all of the assets of ATB.  The Company does not intend to contest the entry of the default judgment.  As a result, the Company expects that judgment will be entered for Plaintiffs as requested in the Complaint, and that Plaintiffs will accede to ownership of all of the assets of ATB.  The Company does not believe it has any outstanding exposure with respect to the Noble/Phillips Indebtedness (none has been alleged) and, that upon entry of the default judgment, and consummation of related foreclosure proceedings, the Noble/Phillips Indebtedness will have been satisfied, at which point ATB will recognize a gain resulting from the foreclosure sale.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMWW.  On March 31, 2010, there were 435 shareholders of record holding 62,272,840 shares of common stock.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.  The following table shows the highs and lows of the closing bid and ask on the Company’s stock for the previous two years.

Closing Bid

Closing Ask

2008

High

Low

High

Low

Jan. 2 thru March 31

.25

.16

.30

.20

April 1 thru June 30

.30

.17

.65

.20

July 1 thru Sept. 30

.35

.05

.55

.10

Oct. 1 thru Dec. 31

.12

.04

.30

.08

Closing Bid

Closing Ask

2009

High

Low

High

Low

Jan. 2 thru March 31

.10

.055

.21

.08

April 1 thru June 30

.22

.05

.55

.15

July 1 thru Sept. 30

.30

.10

.55

.15

Oct. 1 thru Dec. 31

.15

.07

.165

.10

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

Recent Sales of Unregistered Securities

During 2009, we issued 1,992,500 shares of common stock as part of acquisition purchases, 484,277 shares for cash, 11,884,037 shares for services, 475,000 shares to guarantee loans, and 816,406 for debt extinguishment.

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

Results of Operations for the Years Ended December 31, 2009 and 2008

We generated corporate-wide revenue of $5,721,503 in 2009 and revenue of $13,963,060 in 2008.  None of the revenue generated in 2009 or 2008 was from related party transactions.

General and administrative operating expenses including cost of goods sold for the year ended December 31, 2009, were $7,169,588 compared to $14,850,934 in 2008.

ATB Media, Inc., interest expense booked in 2009 is $172,949 to nonrelated party debt holders and $61,342 to related party debt holders but recognized a gain of $71,992 from renegotiation of principal and interest debt to a related party.  ATB Media, Inc., interest expense booked in 2008 is $176,050 to nonrelated party debt holders and $61,510 to related party debt holders.  It is anticipated that once the judgment is rendered (See Item #1, Subsidiaries, ATB Media, Inc.) and other debt is reduced via negotiation with remaining debt holders ATB will recognize a significant Gain on Settlement of Debt(s).

For the year ending December 31, 2009, we had an operating loss of $1,448,085 compared to $1,274,507 in 2008.

The EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) results for the Company in 2009 are ($972,018) as compared to ($464,160) in 2008.

2009 results breakdown per market segment as follows:

AIMS Public Affairs Group

AIMS Worldwide, Inc., Public Affairs Group consists of IKON Public Affairs Group, LLC.  This segment generated $3,372,576 in revenue during 2009 and net income of ($799,199).  This segment generated $11,488,888 in revenue during 2008 and net income of ($97,448).

The year-over-year decline in results is due to IKON’s bifurcation business model that leads to swings in revenue between election and non-election years, making our financial performance cyclical.  Therefore, it is best analyzed by examining a two-year cycle.

IKON Public Affairs Group ("IPAG") is a public issues, public policy, government affairs, lobbying, and political campaign firm that brings the best and latest information and ideas from around the United States concerning political candidates, public issues, public policy, public and government advocacy, legislation, appropriation, state and local ballot measures.  This group provides solutions to finding, disseminating, circulating, and marketing information on issues and organizations concerning local, state and national governments at the lowest possible cost.  Also, it is a political consulting firm that seeks to aid its clients in winning elections – whether the election of candidates to office or the passage of initiative and referenda in the states.  Uniquely, IKON does both and has a track record of success with both.

In the 2008 Presidential election year, IPAG created a new product – Campaign Media Buying Services – which proved to be a significant source of new revenues.  In the second quarter of 2008 and in preparation for the national campaign season IPAG undertook political issue, political referendum, and political interest group (527s) research.  IPAG developed a unique media arbitrage strategy whereby advanced political issue media, primarily television broadcast, could be purchased, inventoried, and resold on behalf of interested clients.  IPAG intends to continue its CMBS practice in 2010 and anticipates generating significant revenue from this initiative.

With respect to IPAG’s public affairs practice, 2009 continued to show solid foundation; the election of President Obama, with his extensive agenda of proposed legislation, budget, and appropriations in areas including healthcare, environment, education, and energy, fueled revenue initiatives and sustained its annual book of business.

In addition, 2009, by contrast, was a non-election year.  Despite the national economic downturn, IKON's lobbying practice remained strong fueled because of the legislative debate over healthcare reform.  IKON's revenue of approximately $3.2 million, while substantially and predictably smaller than 2008 revenue, was quite strong for our lobbying practice. In view of overall economic conditions, IKON also took significant steps in 2009 to reduce expenses.

AIMS Public Relations Group

We have not yet activated our Public Relations segment.

AIMS Local Community Marketing Group

AIMS Worldwide, Inc., Local Community Marketing Group consists of BrandStand Group, Inc., Streetfighter Marketing, Inc., Bill Main and Associates, and Harrell, Woodcock, and Linkletter.

In 2009 the segment generated $1,277,201 in revenue and ($288,866) in net income.  This segment generated $839,216 in revenue during 2008 and net income of ($8,864).  $917,649 of that revenue and ($100,618) of net income were attributed to BrandStand's operations which were added to the group no June 27, 2009.

BrandStand Marketing Group (BSG) reported Costs of Sales for the period June 27, 2009, to December 31, 2009 to be 67% of revenue, yielding a gross margin of 33%.  G&A Expense totaled $402,688 for the period.  G&A expense was approximately $100,000 above desired levels due to charges related to the AIMS transaction.  G&A also was impacted because of added investment for management and business development in the joint effort with Bill Main and Associates.

AIMS Worldwide completed the acquisition of 100% of the stock of BrandStand Marketing Group (BSG) on June 26, 2009.  The seller, Timothy Cusick, remained as Founder & CEO after the transaction and all staff was retained.  Chris Petersen was named President and began a planned, five-month transition period on July 6, 2009.  The company initiated business development growth activities in August with the objectives of current client retention and new client development.  As of December 31, 2009, 100% of BrandStand clients were successfully renewed for 2010 annual engagement.  The company relocated to new office space in the Harrisburg, Penn., area in October 2009.

On December 1, 2009, Chris Petersen assumed day-to-day management responsibility for the company at the completion of the planned transition phase.  Timothy Cusick continued as Founder & CEO, focused on client strategy.

Street Fighter Marketing, Inc. had significant sales declines in 2009 versus the previous year in both speaking revenues and consulting revenues.  Gross profit totaled nearly half of the previous year.  In 2009 many clients cut back on events and conventions and use of professional speakers.

Also Sylvan Learning, which had been our biggest project at that time, terminated its contract. This reduced expected sales by half.

A bright spot in 2009 was a significant increase in book sales as a result of a keynote speech at Focus Brands.

Despite these 2009 setbacks, Streetfighter management anticipates growth in 2010; the firm has begun a new project with Focus Brands.  Bookings for speaking are slow, but other projects are expected in 2010.

In 2009, because of the national economic factors in general and the impact on the food services industry in particular, Bill Main and Associates management continued its practice of downsizing its operations and implemented cost reduction programs.  In addition, management and employees worked jointly and in cooperation with BrandStand Group, Inc., in the food services, hospitality, and restaurant industries seeking opportunities and client development.

AIMS Interactive Group

AIMS Worldwide, Inc., Interactive Group consists of AIMS Interactive, Inc., and Target America, Inc.  This segment generated $889,841 in revenue during 2009 and net income of $18,466.  This segment generated $1,405,419 in revenue during 2008 and net income of $74,367.

Simplex Healthcare, LA College, Medx Publishing, B2 Insights, and Detroit Trading purchased the Company’s lead management solution, Lead Optimizer.  This software-as-a-solution (SAAS) program captures, scrubs, validates, verifies, scores, and assigns web leads to sales agents and clients for conversion and re-marketing programs.  The Company also has built lead conversion and customer retention models for clients that drive down clients’ cost per acquisition and increase the lifetime value of their customers.

Since the Company charges clients on a per transaction basis, its cost structure is also based on a per transaction basis.  The Lead Optimizer solution carries a 50% cost of good sold, including software, support, and data charges.  This rate should drop as the Company signs up more customers and realizes economies of scale.

Target America, Inc, after ending 2008 with the highest sales totals in the company’s history, suffered through a downturn in 2009 because of the national economy and its effect on the nonprofit segment.

In the rapidly changing needs of fundraising professionals, Target America products have been reliable solutions in the nonprofit world.  Nonprofit organizations were beginning to see a decline in giving by the end of 2008, which carried into 2009, severely impacting Target America’s results.

Target America saw growth in the area of healthcare philanthropy in 2008, and renewals in this segment of the business had positive results in 2009, a time when other segments decreased significantly.

AIMSolutions Consulting Group

AIMS Worldwide, Inc., AIMSolutions Consulting Group consists of AIMSolutions Consulting and ATB Media, Inc.  In 2009 this segment generated $222,467 in revenue and ($140,422) in net income.  In 2008 we generated $229,897 in revenue from AIMSolutions clients and a gross profit of $153,418 for this product category.

In 2009, AIMSolutions launched new client engagements through its beta marketing program that allows customers to experience the potential ROI prior to committing a portion of its marketing budget to the Company.  Additionally, the Company launched a performance-based marketing solution for organic search, email marketing, and per inquiry direct response television solutions to drive lower cost per acquisition for seven beta customers.  Many of these clients expect to convert into long-term clients in 2010.  Sample beta customers included Luuvee, Young Money, ActiveCare, Kleinert’s, Simplex Healthcare, Social Security Foundation, Consumer’s Choice Awards, and Fearless Concversation.  For these beta customers, AIMSolutions created a performance-based revenue model to help build a foundation of customers who share a need to drive customers in digital areas.

In 2008 the revenues for this consulting group were generated mainly through contracts with Times Grill Restaurant Group, an operator and a franchisee with three units in Jacksonville, Fla., two units in Baton Rouge, La., one unit in Mandeville, La., and one unit in Pensacola, Fla., and with BestLine International research, a synthetic micro lubricant consumer products company in New York state.

ATB Media, Inc. generated $-0- revenue during 2009 and 2008.  Net income at December 31, 2009, for ATB Media was ($173,067).  Net income at December 31, 2008, for ATB Media was ($238,288).

The activity associated with ATB Media is related to our interest in KCAA-AM Radio Station in Loma Linda/San Bernardino, Calif.  ATB Media owns 40% participating interest in the station. AIMS and Broadcast Management Systems ("BMS") of Houston, the majority interest owner of the radio station, agreed to sell ATB Media and its associated holdings in KCAA-AM, but has not been successful in securing a buyer.

On November 13, 2009, Christopher Noble and Angela Phillips, the only two secured creditors of ATB Media, Inc. (“ATB”), the Company’s wholly-owned subsidiary, filed suit in the United States District Court for the District of Idaho (the “Complaint”).  The Complaint alleges that ATB is in default under the terms of two promissory notes dated December 31, 1999, each in the amount of $500,000 in favor of Plaintiffs (the “Noble/Phillips Indebtedness”).  The prayer for relief in the Complaint requests entry of judgment in favor of Plaintiffs for unpaid principal and interest in the aggregate amount of $3,723,088.14, plus per diem interest from and after November 13, 2009 in the aggregate amount of $1,535.44, attorneys fees in the aggregate amount of $4,000 (if judgment is entered by default), and a decree for the judicial sale of the ATB Collateral.  The ATB Collateral consists of all of the assets of ATB.  The Company does not intend to contest the entry of the default judgment.  As a result, the Company expects that judgment will be entered for Plaintiffs as requested in the Complaint, and that Plaintiffs will accede to ownership of all of the assets of ATB.  The Company does not believe it has any outstanding exposure with respect to the Noble/Phillips Indebtedness (none has been alleged) and, that upon entry of the default judgment, and consummation of related foreclosure proceedings, the Noble/Phillips Indebtedness will have been satisfied, at which point ATB will recognize a gain resulting from the foreclosure sale.

The Company has also held discussions with the principal holders of additional indebtedness of ATB.  These discussions have led to an agreement in principal calling for a cash payment in the aggregate amount of $500,000 and issuance of Company common stock in an amount calculated to return the remainder of the indebtedness in the approximate amount of $2,352,979 to these holders at an exchange rate of $1.00 for $1.00 of Company stock.  The payment of the $500,000, and the value for the Company’s common stock to be issued, are each deferred until such time as the Company is able to achieve a substantial share issuance, which, as of this date, has not yet been firmly established.

Lastly, on December 31, 2009, ATB and related party debtholder Gerald Garcia, Jr., entered into a Debt Modification and Compromise Agreement pursuant to which Mr. Garcia cancelled ATB’s outstanding obligation owed to him in the amount of $71,992.

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

We incurred operating losses of $1,567,814 in 2009.  We do not expect to have consistent profitable operations until 2010 and we cannot assure that we will ever achieve or attain profitability.  If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

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

Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Gerald Garcia, Jr., our Chairman and Chief Executive Officer, Thomas W. Cady, our President and Chief Operating Officer, and Patrick J. Summers, our Chief Financial Officer and Recording Secretary.  We may be unable to retain existing management, technical, sales and client support personnel that are critical to our success, resulting in harm to key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.  The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, and these weaknesses continue to December 31, 2009.  The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

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

Material Weaknesses

The following, as reported on our December 31, 2008, SEC Form 10-K, remains as of December 31 2009:

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

During 2009 the Company received additional capital from the following related parties:

Christine Garcia

$83,500

Charles Brunie

$200,000

Thomas W. Cady

$62,500

During January 2009 the Company was loaned $125,000 from FG Investments, LLC, at an annual interest rate of 18% and warrants for 100,000 shares of the Company's common stock at $.352 (35.2 cents) per share.  The Agreement was amended in July 2009 when the Company received an additional $6,250.  The Agreement was amended again in November 2009 when the Company received an additional $9,000.  In January 2010 the Company agreed to a Third Amendment when FG Investments, LLC, loaned the Company an additional $6,618; in this amendment the Company agreed to an origination fee of $7,623 and warrants to purchase 152,000 shares of the Company's common stock at $.352 (35.2 cents) per share.

During Summer 2009 the Company renegotiated the debt to Margaret Thomson to a cash balance due of $-0-.  She received 816,406 shares of common stock and warrants for an additional 500,000 shares at $.60 (60 cents) per share as part of the settlement.

In August 2009 the Company renegotiated certain previously existing terms with FG Investments, LLC / James P. Gregory; those terms include issuing a total of 82,344 Series B Preferred shares and warrants for 1,406,250 Series B Preferred shares ; however, those shares have not been issued/documented as per agreement with both parties as the Company is awaiting the anticipated cancellation of the Liberty Growth Fund interest in the Company due to possible lack of fulfillment of the agreement by Liberty.

During Fall 2009 the Company renegotiated debt to William Tucker Main to reduce the cash balance due to him as December 31, 2009 to $20,000 plus $1,148 in interest.  He will receive 150,000 shares of common stock as part of the settlement.

During Fall 2009 the Company renegotiated an agreement with Barbara Geshekter in which she received/will receive 135,000 shares of common stock.

During Fall 2009 the Company negotiated an agreement with Jeff Slutsky in which he received/will receive 165,000 shares of common stock.

During Fall 2009 the Company negotiated an agreement with Marc Slutsky in which he received/will receive 85,000 shares of common stock.

In December 2009 the Company signed a Promissory note to FG Investments, LLC, in exchange for $120,000 at an annual interest rate of 18%. In addition, the Lender received warrants for 120,000 shares of the Company's common stock at $.352 (35.2 cents) per share, and will receive an origination fee of $12,000 at maturity.

On December 19, 2008, shareholder Margaret Thomson provided the Company a $50,000 loan due within 120 days, bearing an interest rate of 11.25% with an additional bonus payment in the amount of 5% of the principal.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

On July 23, 2009, the Company accepted the resignation of B. Joseph Vincent from the Board of Directors.  Mr. Vincent has been named chair emeritus and chief strategist of the Company and will focus on strategy and core competency merger and acquisition development.

Also on July 23, 2009, Mr. Gerald Garcia, Jr., was named Chairman of the Board of Directors.  Mr. Garcia resigned as President but remains as Chief Executive Officer with a mandate to strengthen technologies, management systems, planning, reporting, and compliance along with executive leadership and organizational development.

Effective July 23, 2009, Mr. Thomas W. Cady, a director of the Company, was appointed to serve as the new President and Chief Operating Officer.  Mr. Cady focuses on operations, operational efficiency, assimilation, cross-core competency company leverage, quality, and growth.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name

Age

Position

Since

Gerald Garcia Jr.

66

Chief Executive Officer and Chairman

2002

Patrick J. Summers

54

Chief Financial Officer and Recording Secretary

2003

Thomas W. Cady

55

Chief Operating Officer and President

2007

Theodore L. Innes

60

Director

2007

Herbert I. London

71

Director

2007

Following is a summary of the business experience of our officers and directors:

Gerald Garcia Jr., Chairman and CEO.  Mr. Garcia has been with AIMS since inception in October 7, 2002.  In December of 2000, Mr. Garcia became Chief Operating Officer of Gregory Welteroth Advertising in Montoursville, Pennsylvania, and served as President of that company since June of 2001.  Previously, Mr. Garcia was editor of the San Bernardino County Sun newspaper from September 1999 to May 2000.  From 1995 to 1999, Mr. Garcia served as President and CEO of Heartland Capital Corp. in McLean, Virginia.  Mr. Garcia has more than 40 years experience in advertising and newspaper publishing and has worked in various capacities for several newspapers including the Houston Post, the Los Angeles Daily News, the Kansas City Star and the Knoxville Journal.  In 2005 Mr. Garcia was honored by National Association of Hispanic Journalists, of which he was a founder and the founding president, by induction into the NAHJ Hall of Fame.

Thomas W. Cady, President and Chief Operating Officer.  Mr. Cady, a senior executive with an extensive background in the information technology industry, currently serves as President and Chief Operating Officer of AIMS Worldwide, Inc., and Chairman of AIMS Interactive.  He has in-depth general management experience, with expertise in marketing and sales leadership developed over twenty-seven years in both corporate and entrepreneurial environments.  His career began with a strong foundation built at Xerox and IBM, where he continuously progressed through positions of increased responsibility in sales, marketing and general management.  More recently, Mr. Cady spent several years in the broadband communications industry, serving as Chief Marketing Officer for XO Communications and Adelphia Communications, President, XO Business Services, President/ COO & co-founder of BroadStreet Communications, and President & CEO of two early stage software companies focused on broadband service providers.  Mr. Cady holds a B.S. degree in Business Administration from Virginia Tech and an MBA from the University of Richmond.

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

During 2009 the Board has the following committees:

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

Item 11.  Executive Compensation.

Executive compensation for the previous two years is as follows:

SUMMARY COMPENSATION TABLE

Summary Compensation Table for 2009 and 2008
							Change in
							Pension
						Non-Equity	Value and
				Stock	Option	Incentive	Nonqualified
Name and						Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

B. Joseph Vincent	2009	30,000	-	-	-	-	-	-	30,000
Chairman (former)	2008	157,171	-	-	-	-	-	-	157,171

Gerald Garcia, Jr.	2009	22,500	-	-	-	-	-	-	22,500
Principal Executive	2008	130,000	-	-	-	-	-	-	130,000
Officer

Patrick J. Summers	2009	75,000	-	-	-	-	-	-	75,000
Principal Financial	2008	100,000	-	-	-	-	-	-	100,000
Officer

Thomas W. Cady	2009	-0-	-	-	-	-	-	-	-0-
Principal Operating	2008	N/A	-	-	-	-	-	-	N/A
Officer

(i)Consulting fees.

Outstanding Equity Awards At December 31, 2009									Equity
Incentive
Plan
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity			Number	Market	Plan	or Payout
			Incentive			of	Value of	Awards:	Value of
			Plan			Shares	Shares	Number of	Unearned
			Awards:			or Units	or Units	Unearned	Shares,
	Number of	Number of	Number of			of Stock	of Stock	Shares,	Units
	Securities	Securities	Securities			That	That	Units or	or Other
	Underlying	Underlying	Underlying			Have	Have	Other	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Not	Not	Rights That	That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Vested	Have Not	Have Not
	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)	Vested (#)	Vested ($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joseph Vincent	200,000	-	-	$ -	12/11/2010	-	-	-	-
Chairman (former)	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011
	500,000	-	-	$ -	5/31/2012
	500,000	-	-	$ -	5/31/2013
	500,000	-	-	$ -	5/31/2014
Gerald Garcia	200,000	-	-	$ -	12/11/2010	-	-	-	-
Principal	200,000	-	-	$ -	12/11/2010
Executive	200,000	-	-	$ -	12/11/2010
Officer	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011
	500,000	-	-	$ -	5/31/2012
	500,000	-	-	$ -	5/31/2013
	500,000	-	-	$ -	5/31/2014

Michael Foudy	200,000	-	-	$ -	12/11/2010	-	-	-	-
Former Director	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2010
	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012
	500,000	-	-	$ -	5/31/2010
	500,000	-	-	$ -	5/31/2011
	500,000	-	-	$ -	5/31/2012
	500,000	-	-	$ -	5/31/2013
	500,000	-	-	$ -	5/31/2014

Patrick Summers	200,000	-	-	$ -	12/11/2010	-	-	-	-
Principal	200,000	-	-	$ -	12/11/2010
Financial	200,000	-	-	$ -	12/11/2010
Officer	200,000	-	-	$ -	12/11/2011
	200,000	-	-	$ -	12/11/2012

Thomas W. Cady	100,000			$0.352	6/26/14
Principal Operating	50,000			$1.00	9/26/12
Officer

(e) Option exercise price for each 200,000 share grant is 125% of the average market price for the five days preceding the exercise of the options.
(e) Option exercise price for each 500,000 share grant is 110% of the average market price for the five days preceding the exercise of the options.

Director Compensation For 2009
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

We have not established any pension, profit sharing, or insurance programs for the benefit of our employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2009, the name and shareholdings of each person who is an officer or is known to us that either directly or beneficially (includes options and warrants) holds more than 5% of our 57,683,499 outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

# of Shares

Name

Title of Class

Beneficially Owned

% of Shares

Gerald Garcia, Jr. (1)(3)

Common

8,558,567

12%

10400 Eaton Place, #203

Fairfax, VA  22030

Patrick J. Summers (1)

Common

1,291,500

2%

10400 Eaton Place, #203

Fairfax, VA  22030

Thomas W. Cady (1)

Common

2,700,000

3%

5308 Wriley Road

Bethesda, MD  20816

Theodore L. Innes (1)

Common

-

0%

Post Office Box 1963

2323 Lakeshore Drive

Mt. Dora, FL  32757

Herbert I. London (1)

Common

90,816

0%

10 West Street #20-E

New York City, NY  10004

B. Joseph Vincent

Common

3,500,000

5%

10400 Eaton Place, #203

Fairfax, VA  22030

Michael Foudy (2)

Common

5,181,856

7%

1600 North Oak Street, #1015

Arlington, VA  22209

Charles H. Brunie

Common

5,142,857

7%

21 Elm Rock Road

Bronxville, NY 10708

Liberty Growth Fund (3)

Preferred

48,812,500

46%

19415 Deerfield Dr., #204

 and Common

Lansdowne, VA 20176

FG Investment Holdings, LLC

Common

970,619

1%

Attn.:  James Gregory

Gregory and Plotkin, LLC

1331 Seventeenth Street, #1060

Denver, Co  80202

Officer and Directors

Common

12,640,883

17%

as a group (5 people)

(1)

Officer and/or Director

(2)

Mr. Foudy’s shares are held by Gramercy Investments, LLC (1,531,870 shares) and ATB Productions, LLC (47,937 shares).  Mr. Foudy is owner of Gramercy Investments, LLC.  102,049 shares are held in the name of Erin Maried Foudy Trust, Michael L. Foudy, Trustee

(3)

Includes 10,937,500 common shares available from conversion of preferred shares and 37,875,000 options available within 60 days.

The following breaks-down certain beneficial (individuals) owners listed above shares by ownership and options/warrants:

Mr. Vincent:  Owns or controls -0- and holds 3,500,000 in options or warrants

Mr./Ms. Garcia:  Own or controls 5,008,567 shares and hold 3,550,000 in options or warrants

Mr. Summers:  Owns or controls 291,500 shares and 1,000,000 in options or warrants

Mr. Foudy:  Owns or controls 1,681,856 shares and 3,500,000 in options or warrants

Mr. Cady:  Owns or controls 2,550,000 shares; 150,000 in options/warrants

Mr. Innes:  Owns or controls no shares or warrants

Mr. London:  Owns or controls 90,816 shares; no options/warrants

Mr. Brunie:  Owns or controls 4,142,857 shares and 1,000,000 in options or warrants

Mr. Gregory & FG Investments:  Own or control 281,269 shares and 220,000 in options or warrants

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In 2009 we expensed $50 to the spouse of an officer for services.  We expensed $171,248 for legal services provided by a company partially owned by a shareholder; half if the balance was paid in common stock converted at $.65 (65 cents) per share.  We negotiated debt to another law firm, owned by a shareholder, from $55,250 to $10,000, issuing 150,000 common shares as part of the settlement.

As of December 31, 2009, we were indebted to related party Michael Foudy in the form of Accounts Payable in the amount of $12,464.

As of December 31, 2009, we were indebted to the following related parties (or persons who at the time of the debt transaction were related parties) in the, form of current liabilities, in the following amounts, which include principal and interest:

Gerald and/or Christine Garcia*

$155,867

Thomas W. Cady*

62,500

Thomas W. Cady

303,282

Charles H. Brunie**

248,452

Michael L. Foudy, as ATB debtholder

930,462

Media Partners, as ATB debtholder

280,877

Max E. Miller, as ATB debtholder

224,022

Dennison E. Smith, as ATB debtholder

449,135

---------------

$2,654,597

  * Ms. Garcia's and Mr. Cady's Promissory Notes bear no interest.

  ** On March 10, 2009, shareholder Charles Brunie lent the Company $200,000 due in 90 days or within fifteen days after the Company receives additional funding, bearing an interest rate of 2 1/2 percent per month.

In 2008 we expensed consulting fees which we paid or plan to pay in cash totaling ($55,000), which was a credit taken against the balance due to him from previous years

In 2008, we expensed consulting fees which we paid or plan to pay in cash totaling $144,063 to eight individual shareholders, none of whom was officers or directors:

Christine Garcia

$300

Global Equity Society / Rudy Lamers

750

GMMJ Partners (CREDIT) *

(38,304)

Gregory & Plotkin / James D. Gregory **

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

As of December 31, 2008, ATB Media, Inc., was indebted to related parties in amounts as follows:

Accounts Payable

$12,464

Long-term Debt Principal

975,971

Long-term Debt Interest

906,711

$1,895,146

Unsecured notes payable due to ATB Media, Inc., indebtedness, due on demand, and related accrued interest to related parties as of December 31, 2008, follow:

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

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of AIMS’ annual financial statement and review of financial statements included in AIMS’ 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $79,079 for fiscal year ended 2009 and $78,490 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of AIMS financial statements that are not reported above were $26,160 for fiscal year ended 2009 and $31,740 for fiscal year ended 2008.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2009 and 2008.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

As of December 31, 2009, we had established an Audit Committee.  Independent Board member Mr. Theodore Innes serves as chairman.  Our Audit Committee and our Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

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

AIMS Worldwide, Inc.

/s/ Gerald Garcia Jr.

Gerald Garcia Jr., Chief Executive Officer

April 15, 2010

/s/ Patrick J. Summers

Patrick J. Summers, Chief Financial Officer

April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald Garcia, Jr.

Gerald Garcia, Jr., Chairman

April 15, 2010

/s/ Tomas W. Cady

Thomas W. Cady, President & Chief Operating Officer, April 15, 2010

AIMS WORLDWIDE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Turner, Jones & Associates, P.L.L.C.

Certified Public Accountants

108 Center Street, North, 2nd Floor

Vienna, Virginia 22180-5712

(703) 242-6500

FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

AIMS Worldwide, Inc., and Subsidiaries

10400 Eaton Place, Suite 203

Fairfax, Virginia 22030

We have audited the accompanying consolidated balance sheets of AIMS Worldwide, Inc. (a Nevada Incorporation) as of December 31, 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the periods ending December 31, 2009 and December 31, 2008 (as restated).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIMS Worldwide and Subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the periods ending December 31, 2009 and December 31, 2008 (as restated), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, the Company has reclassified goodwill to intangible assets subject to amortization and recognized impairment.  Accordingly, the 2008 financial statements have been restated and an adjustment has been made to retained earnings as of January 1, 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Jones & Associates, PLLC

Vienna, Virginia

April 13, 2010

AIMS Worldwide, Inc.

Consolidated Balance Sheet

December 31, 2009

Assets
Current assets
Cash	$272,064
Accounts receivable, net of allowances of $43,035	645,912
Loan from employee Deferred billings	75,200 114,918
Prepaid expense	368,152
Total current assets	1,476,246
Property and equipment
At cost, net of accumulated depreciation of $119,920	76,733
Other assets
Deposits	23,842
Deferred expense	185,400
Prepaid software costs Goodwill, net of impairment of $1,549,580	112,000 554,637
Intangible assets, net of amortization of $3,693,086	1,280,480
Total assets	$3,709,338

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,146,811
Accounts payable - related parties	12,464
Accrued expenses Deferred revenue	142,695 307,843
Notes payable Notes payable - related parties	2,394,098 1,166,705
Brandstand debt	220,664
Brandstand debt - related parties	314,538
Accrued interest payable	1,296,455
Accrued interest payable - related parties	926,061
Total current liabilities	7,928,334

Long term notes payable	185,196
Total liabilities	8,113,530

Minority interest	(146,420)
Stockholders' deficit
Preferred stock, $.001 par value, 20,000,000 shares	7,194
authorized, 7,193,750 shares issued and outstanding, including shares in escrow
Additional paid-in capital	3,638,835
Common stock, $.001 par value, 200,000,000 shares	57,684
authorized, 52,131,279 shares issued and outstanding
Additional paid-in capital	11,821,711
Stock subscriptions receivable	(26,000)
Accumulated deficit	(19,757,196)
Total stockholders' equity	(4,257,772)

Total liabilities and stockholders' equity	$3,709,338

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statements of Operations

   (As restated)

	Year ended	Year ended
	Dec. 31, 2009	Dec. 31, 2008

Revenue	$5,726,003	$13,963,060

Operating expenses
Cost of sales	1,974,086	9,383,824
General and administrative expenses	4,631,032	5,073,303
Depreciation and amortization	565,381	611,155
Total operating expenses	7,293,817	15,068,282

Operating loss	(1,567,814)	(1,105,222)

Interest expense, net	(422,223)	(355,031)
Interest expense, net - related parties	(61,342)	(61,510)
Minority interest	(89,314)	29,907

Loss before discontinued operations and
provision for income taxes	(2,140,693)	(1,491,856)

Loss on sale of discontinued operations, net of income taxes	-	-
Loss from discontinued operations
net of income taxes	-	-

Loss before provision for income taxes	(2,140,693)	(1,491,856)
Income taxes	-	-

Net loss	$(2,140,693)	$(1,491,856)
Net loss available to common shareholders after beneficial conversion feature	$(2,140,693)	$(1,491,856)
Basic and diluted loss per share from continuing operations	$(0.04)	$(0.03)
Basic and diluted loss per share to common shareholders	$(0.04)	$(0.03)
Weighted average number of shares outstanding	54,527,346	43,718,612

See accompanying notes to consolidated financial statements

AIMS Worldwide, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

	Pref Shares	Pref Shares	Pref Shares	Common	Common	Common	Common	Common
			Addl.			Addl.	Stock	Held
		Par	Paid-in		Par	Paid-in	Subscr.	In	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Escrow	Retained	Total$$

Balance, December 31, 2007	7,100,000	$7,100	$3,488,929	44,586,575	$44,587	$9,920,486	$(50,000)	$ -	$(16,124,647)	$(2,713,545)
(As restated)

Common stock issued for
cash	-	-	-	6,161,111	6,161	1,055,113	(202,500)	-	-	858,774

Preferred stock issued for
cash	93,750	94	149,906	-	-	-	-	-	-	150,000

Common stock issued
for services, including
campaign media buying
participants	-	-	-	1,383,593	1,384	200,994	-	-	-	202,378

Net loss for year	-	-	-	-	-	-	-	-	(1,491,856)	(1,491,856)

Balance, December 31, 2008	7,193,750	$7,194	$3,638,835	52,131,279	$52,131	$11,176,593	$(252,500)	$ -	$(17,616,503)	$(2,994,250)
(As restated)

	Pref Shares	Pref Shares	Pref Shares	Common	Common	Common	Common	Common
			Addl.			Addl.	Stock	Held
		Par	Paid-in		Par	Paid-in	Subscr.	In	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Escrow	Retained	Total$$

Balance, December 31, 2008	7,193,750	$ 7,194	$3,638,835	52,131,279	$ 52,131	$11,176,593	$(252,500)	$ -	$(17,616,503)	$(2,994,250)
(As restated)

Common stock issued for
cash	-	-	-	584,277	584	57,016	-	-	-	57,600

Common stock issued for
acquisition	-	-	-	1,892,500	1,892	374,133	-	-	-	376,025

Common stock issued for
debt extinguishment	-	-	-	816,406	816	186,957	-	-	-	187,773

Common stock issued
for services	-	-	-	2,259,037	2,259	310,744	-	-	-	313,033

Subscription expiration	-	-	-	-	-	-	226,500	-	-	226,500

Warrants cancelled	-	-	-	-	-	(283,731)	-	-	-	(283,731)

Net loss for year	-	-	-	-	-	-	-	-	(2,140,693)	(2,140,693)

Balance, December 31, 2009	7,193,750	$ 7,194	$3,638,835	57,683,499	$ 57,684	$11,821,711	$ (26,000)	$ -	$(19,360,543)	$(4,257,772

AIMS Worldwide, Inc.

Consolidated Statements of Cash Flows

 (As restated)

	Year ended	Year ended
	Dec. 31, 2009	Dec. 31, 2008
Cash flows from operating activities
Net loss	$(2,140,693)	$(1,491,856)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	565,381	611,155
Income (loss) from minority interest	89,314	(29,906)
Stock issued to employees and others for services	313,003	202,378

Changes in current assets and liabilities
Accounts receivable and other current assets	(761,393)	(216,066)
Prepaid offering costs	402,064	-
Deferred billings	(114,918)	-
Inventory	6,324	-
Accounts payable and other current liabilities	1,121,539	75,652
Net cash used in operating activities	(519,379)	(848,642)

Cash flows from investing activities
Purchase of equipment, net Investment in software	10,547 -	(4,202) (112,000)
Net cash used in investing activities	10,547	(116,202)

Cash flows from financing activities
Proceeds from sale of common stock	57,600	867,300
Proceeds from sale of preferred stock	-	150,000
Offering costs for sale of common stock	-	(8,526)
Stock issued for acquisition	376,025	-
Stock issued for debt extinguishment	187,773	-
Acquisition costs	(1,012,047)	-
Notes payable, net	1,026,105	(37,083)
Net cash provided by financing activities	635,456	971,690

Net change in cash	126,624	6,847

Cash, beginning of year	145,440	138,593
		(As restated)
Cash, end of year	$272,064	$145,440

Cash paid during the year for:
Interest	$53,706	$89,612
Income Taxes	$-	$-

Stock issued to complete acquisitions	$376,025	$-
Stock issued to settle debt	$187,773	$-

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

We commenced operations in 2002.  In 2005 we acquired certain assets of a company to acquire, design, construct and manage private cable and Internet systems.  The acquired subsidiary company provides cable and Internet services to more than 3,000 households and resort rooms in premier master planned communities and major resorts in greater Orlando, Fla.  Also in 2005, we acquired a company in the marketing development service industry.  In 2006 we acquired Streetfighter Marketing, Inc., a strategy and planning organization in Gahanna, Ohio.  In 2007 we acquired a food service consulting company d/b/a Bill Main and Associates, Target America, Inc., a digital marketing firm based in Fairfax, Va., and 55% of IKON Public Affairs Group, LLC, a public affairs organization based in Arlington, Va., and Denver.  Also, in 2007 we sold Prime Time Broadband, the company that resulted from the purchase of the cable operation assets.  We are headquartered in Fairfax, Va.  In June 2009 we acquires BrandStand Group, Inc., a food service industry consulting company based in Lewisberry, Penn.

Basis of Presentation

The consolidated financial statements include the accounts of AIMS Worldwide, Inc. and its subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.  When we refer to “we,” “our,” or “us” in this document, we mean AIMS Worldwide, Inc. and its subsidiaries.

We have incurred significant operating losses since our inception and we have a net working capital deficiency at December 31, 2009.  However, in the past we have raised sufficient capital to fund our on-going obligations through private debt and equity financing.  We are currently seeking additional capital in order to proceed with our business plan.  While we have been successful in the past in raising equity capital, the unique nature of our business concept has limited our ability to acquire additional financing.  We believe that we are not a viable candidate for commercial bank debt financing due to our lack of operating history and our lack of tangible assets.  There is no assurance that we will meet the objectives of our business plan or that we will be successful in obtaining additional financing.  Because there is no guarantee that we will succeed in accomplishing our objectives, substantial doubt exists about our ability to continue as a going concern.  These financial statements do not contain any adjustments that may be required should we be unable to continue as an on-going concern.

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

Cash and cash equivalents

For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.  We had $272,064 in cash equivalents as of December 31, 2009.

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

Accounts Receivable

A reserve for uncollectible accounts has been established in an amount of $43,035.43 at December 31, 2009.  We review receivable accounts quarterly and adjust reserves as appropriate.

Accounts receivable consists of amounts due from customers located in the United States.  The Company considers accounts more than 90 days old to be past due although special exceptions are made for certain clients at the discretion of only top management.  The Company uses the allowance method for recognizing bad debts.  When an account is deemed uncollectible, it is written off against the allowance.  The Company generally does not require collateral for its accounts receivable.  As of December 31, 2009, management believes the allowance for uncollectible accounts is fairly stated.

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

Prepaid Expenses

Prepaid expenses consist primarily of pre-payments of insurance, rent, maintenance, and trade deposits which will be reflected as an expense during the periods benefited.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years.  The recoverability of property and equipment is evaluated whenever indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  No impairment charges have been recorded for the years ended December 31, 2009 and 2008.

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

Advertising Expenses

All advertising expenditures will be expensed as incurred.  Advertising expenses for 2009 and 2008 were $18,723 and $25,546, respectively.

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

At December 31, 2009, there was no variance between basic and diluted loss per share as the exercise of outstanding warrants to purchase common stock would be potentially anti-dilutive.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  .

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

Note 2:  Dispositions and Reclassifications

There were no dispositions or reclassifications although we have regrouped our Marketing Segments.

Note 3:  Acquisition of Subsidiaries and Investments

On June 26, 2009, the Company entered into agreements whereby it acquired 100% of the outstanding stock of BrandStand Group, Inc. (“BGI”).  The acquisition was completed in two transactions.

In the first transaction, the Company entered a stock purchase agreement for the acquisition of 32% of Brandstand’s outstanding stock in exchange for a promissory note in the amount of $400,000.  The note yields 8% interest per annum and payments are due quarterly in the amount of $105,049.50 with the first payment due September 26, 2009 and quarterly thereafter with the balance due on or before June 26, 2010 (the “Note”).  The note is secured by a pledge and security agreement under which the Company pledged 100% of the issued and outstanding shares in BGI (the “Pledge Agreement”).  James P. Gregory and Thomas W. Cady each received 100,000 shares of AIMS common stock in exchange for acting a co-makers with respect to financing an interim step in the transaction in which Gregory and Cady purchased 32% of the BGI stock from Timothy C. Cusick in exchange for their promissory note in the same amount and bearing the same terms and conditions as the Note, followed by a sale of the BGI Shares to the Company in exchange for the Note and Pledge Agreement.

In the second transaction, the Company contributed $350,000 in cash, and 1,600,000 shares of AIMS common stock to its newly formed, wholly-owned subsidiary, AIMS MS 1 Corporation (“AIMS MS 1”), a Pennsylvania corporation.  The Company and AIMS MS 1 entered into an acquisition agreement and an agreement and plan of merger with BGI, pursuant to which AIMS MS 1 merged with BGI, with BGI the surviving corporation.  Timothy C Cusick, owner of the remaining 68% of the outstanding shares in BGI exchanged these shares for 1,500,000 shares of AIMS common stock and $350,000.00 in cash.  The Company exchanged its 32% of the shares in BGI and 100% of its shares in AIMS MS 1 for 1,000 shares of BGI. Post-closing, the Company owns 1,000 shares of BGI common stock.  These shares constitute 100% of the issued and outstanding shares in BGI.  100,000 shares of AIMS common stock was retained by BGI to use as incentive compensation to key employees.

In addition to the Note described above, AIMS borrowed $350,000 to finance the transaction.  AIMS borrowed $350,000 at 18% interest per annum payable interest only on a quarterly basis beginning September 26, 2009 with the full balance due on June 26, 2010 (the “Loans”).  An origination fee and cost reimbursement in the amount of $35,000 is due at maturity (unless extended in which case it is due on the extended maturity date).  The lenders received a warrant to purchase 350,000 shares of AIMS common stock at $0.352 per share over a five year period.  The Company has the right to extend the maturity date for six months.  If it elects to do so the lenders will receive an additional warrant to purchase 175,000 shares of AIMS common stock at $0.352 and an additional origination fee and cost reimbursement in the amount of $17,500 due and payable on the extended maturity date.  James P. Gregory received 100,000 shares of AIMS common stock in exchange for his guaranty of a portion of the Loans, Thomas W. Cady received 50,000 shares of AIMS common stock for providing a portion of the loans, and Chris Petersen received 25,000 shares of AIMS common stock for providing a portion of the loans.

Timothy C. Cusick continued in the employ of BGI post-closing on a full-time basis through November 30, 2009, as the chief executive officer and a director.  Thereafter, Mr. Cusick will provide part-time services to BGI.  Mr. Cusick’s employment agreement with BGI precludes him from competing with BGI for a period of five years.

BrandStand is a branding, marketing and customer-generating service to the restaurant and retail industry. BrandStand clients include national and regional accounts such as Silver Diner, Burger King, Schlotzsky’s and Z-Pizza.

Note 4:  Related Party Transactions

During 2009 the Company received additional capital from the following related parties:  Christine Garcia $83,500; Charles Brunie, $200,000; and Thomas W. Cady, $62,500

During January 2009 the Company was loaned $125,000 from FG Investments, LLC, at an annual interest rate of 18% and warrants for 100,000 shares of the Company's common stock at $.352 (35.2 cents) per share.  The Agreement was amended in July 2009 when the Company received an additional $6,250.  The Agreement was amended again in November 2009 when the Company received an additional $9,000.  In January 2010 the Company agreed to a Third Amendment when FG Investments, LLC, loaned the Company an additional $6,618; in this amendment the Company agreed to an origination fee of $7,623 and warrants to purchase 152,000 shares of the Company's common stock at $.352  (35.2 cents) per share.

In August 2009 the Company renegotiated certain previously existing terms with FG Investments, LLC / James P. Gregory; those terms include issuing a total of 82,344 Series B Preferred shares and warrants for 1,406,250 Series B Preferred shares ; however, those shares have not been issued/documented as per agreement with both parties as the Company is awaiting the anticipated cancellation of the Liberty Growth Fund interest in the Company due to possible lack of fulfillment of the agreement by Liberty.

In December 2009 the Company signed a Promissory note to FG Investments, LLC, in exchange for $120,000 at an annual interest rate of 18%. In addition, the Lender received warrants for 120,000 shares of the Company's common stock at $.352 (35.2 cents) per share, and will receive an origination fee of $12,000 at maturity.

In 2009 we expensed $50 to the spouse of an officer for services.  We expensed $171,248 for legal services provided by a company partially owned by a shareholder; half if the balance was paid in common stock converted at $.65 (65 cents) per share.  We negotiated debt to another law firm, owned by a shareholder, from $55,250 to $10,000, issuing 150,000 common shares as part of the settlement.

As of December 31, 2009, we were indebted to related party Michael Foudy in the form of Accounts Payable in the amount of $12,464.

As of December 31, 2009, we were indebted to the following related parties (or persons who at the time of the debt transaction were related parties) in the, form of current liabilities, in the following amounts, which include principal and interest:

Gerald and/or Christine Garcia*

$155,867

Thomas W. Cady*

62,500

Thomas W. Cady

303,282

Charles H. Brunie**

248,452

Michael L. Foudy, as ATB debtholder

930,462

Media Partners, as ATB debtholder

280,877

Max E. Miller, as ATB debtholder

224,022

Dennison E. Smith, as ATB debtholder

449,135

---------------

$2,654,597

  * Ms. Garcia's and Mr. Cady's Promissory Notes bear no interest.

  ** On March 10, 2009, shareholder Charles Brunie lent the Company $200,000 due in 90 days or within fifteen days after the Company receives additional funding, bearing an interest rate of 2 1/2 percent per month.

In 2008 we expensed consulting fees which we paid or plan to pay in cash totaling ($55,000), which was a credit taken against the balance due to him from previous years

In 2008, we expensed consulting fees which we paid or plan to pay in cash totaling $144,063 to eight individual shareholders, none of whom was officers or directors:

Christine Garcia

$300

Global Equity Society / Rudy Lamers

GMMJ Partners (CREDIT) *

(38,304)

Gregory & Plotkin / James D. Gregory **

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

As of December 31, 2008, ATB Media, Inc., was indebted to related parties in amounts as follows:

Accounts Payable

$12,464

Long-term Debt Principal

975,971

Long-term Debt Interest

906,711

$1,895,146

Unsecured notes payable due to ATB Media, Inc., indebtedness, due on demand, and related accrued interest to related parties as of December 31, 2008, follow:

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

In 2008, for AIMS Corporate, we expensed consulting fees and Directors fees which we paid or plan to pay in cash totaling $(55,000), a credit due to renegotiation of amounts due to one consultant from previous fiscal years, and $23,750 to Directors and related parties who acted in the capacity of consultant.

Consulting

Directors

Fees 2008

Fees 2008

Thomas W. Cady

$ (55,000)

$ -

Michael L. Foudy

-

-

Theodore L. Innes

-

-

Herbert I. London

-

-

Max E. Miller

  -

  n/a

$(55,000)

$ -

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

Note 5:  Property and Equipment

Listed below are the major classes of property and equipment as of December 31, 2009:

Furniture, fixtures, and computing equipment

$196,653

  Less accumulated depreciation

(119,020)

Net property and equipment:

$76,733

Listed below are the major classes of property and equipment as of December 31, 2008:

Furniture, fixtures, and computing equipment

$222,972

  Less accumulated depreciation

(67,674)

Net property and equipment:

$155,298

Depreciation expense for the years ended December 31, 2009 and 2008 is $68,018 and $26,446, respectively.

Note 6:  Intangible Assets

Listed below are the major classes of intangible assets as of December 31, 2009:

	Value	New Accum	Net
HWL	174,200.00	(174,200.00)	-
SF Brand	197,238.00	(154,389.00)	42,849.00
IKON	3,800,781.00	(3,159,705.00)	641,076.00
Target America	295,415.00	(114,693.00)	180,722.00
Ygnition	200,000.00	(106,667.00)	93,333.00
Brandstand - five year non compete	150,000.00	(15,000.00)	135,000.00
Brandstand - two year non compete	250,000.00	(62,500.00)	187,500.00
	5,067,634.00	(3,787,154.00)	1,280,480.00

	2010	2013	Thereafter
	-	-	-
HWL	42,849.00		-
SF Brand	203,149.00	31,629.00	-
IKON	114,693.00	-	-
Target America	40,000.00		-
Ygnition	30,000.00	30,000.00	15,000.00
Brandstand - five year non compete	125,000.00	-	-
Brandstand - two year non compete
	555,691.00	61,629.00	15,000.00

Intangible amortization expense was $497,363 and $493,471 for the years ended December 31, 2009 and 2008, respectively.

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

Note 7:  Accounts Payable and Notes Payable

Accounts Payable, current notes and interest payable and accrued interest to related and nonrelated parties consist of the following amounts at December 31, 2009:

Balance of payables/notes

and accrued interest

By Corporation, Total Liabilities

AIMS Corporate

1,779,139.45

AIMS Interactive, Inc.

0.00

ATB Media, Inc.

4,437,204.56

Bill Main and Associates

261,517.82

BrandStand Group, Inc.

514,230.99

Harrell, Woodcock, and Linkletter

0.00

IKON Public Affairs Group, LLC

654,136.28

Streetfighter Marketing, Inc.

255,802.06

Target America, Inc.

211,501.10

----------------

$8,113,530.26

By Debtholder

Total Accounts Payable

$1,159,377.00

Other Current Liabilities

Accrued FICA Payable

7,554.39

Accrued liabilties - other

(1,326.92)

Accrued payroll taxes

86.00

Accrued Salary & Wages Payable

98,750.00

Accrues tax liabililties

35,672.55

Angela Noble

995,000.00

Armor M. Riyamy.

42,660.53

Barbara Geshekter

88,352.88

Barbara Nappy

(2,951.00)

Barbara Nappy

39,785.00

BB&T LOC

299,789.21

Charles Brunie

248,452.06

Chase Bank Credit Line

75,000.00

Chris Findlater

200,000.00

Chris Petersen

(1,091.50)

Chris Petersen

14,715.00

Christine Garcia

153,500.00

Christine Garcia

2,367.12

Christopher Phillip

995,000.00

Client Deposits

8,124.49

Deferred Revenue

274,485.38

Denison Smith

449,135.12

Denison Smith

89,454.26

Dominic Delpapa

59,070.00

Edward DeBolt,

95,322.40

F. TracySchnonrock

19,021.93

FG Investments

270,389.64

Gene Jewett

8,609.87

James P. Gregory

(16,169.50)

Janice Smith

19,021.90

John C. Thomas

18,997.38

Keith Stein

55,374.69

Marlin Hulse

38,035.63

Max Miller

220,671.24

Max Miller

3,351.00

Max Miller

37,448.77

Media Partners

280,876.65

Michael L. Foudy

125,000.00

Michael L. Foudy

13,404.00

Michael L. Foudy

779,593.86

Morris Monesson

37,991.09

Overdraft Protection

1,956.96

Terrence J. Scofield

19,008.22

Thomas W. Cady & James Gregory

200,000.00

Thomas W. Cady

(8,085.00)

Thomas W. Cady

109,000.00

Thomas W. Cady

64,867.12

Tri Counties Bank Expressline

37,442.32

U.S. Bank Credit Line

46,268.34

William Tucker Main

20,000.00

Other current liabilities

25,234.31

Total Other Current Liabilities

6,694,217.41

Long-Term Liabilities

Auto lease - Becker

81,529.07

BB&T Loan Payable

156,637.00

Jeff Slutsky

972.36

Marc Slutsky

8,617.68

Wells Fargo LOC

12,281.93

Total Long-Term Liabilities

260,038.04

------------------

Total Liabilities

$8,118,032.26

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

Long-term debt at December 31, 2009, all attributed to IKON Public Affairs Group, LLC, consisted of the following:

Note payable to a bank, due in monthly installments of

$3,718

including interest at prime plus 1%, maturing May 2010, secured by the personal guarantees of IKON members

$156,637

Note payable to a bank, secured by company assets, with interest at prime plus 1%

Capitalized vehicle lease obligation, non-cancellable

  81,529

238,166

Less: current maturities

Capital lease obligation

  52,970

Long-term debt

$185,196

Maturities of long-term debt at 12-31-08 follow:

2010

179,931

2011

23,294

2012

23,294

2013

11,647

2014

-0-

Thereafter

  -0-

$238,166

Note 8:  Income Taxes

Because we underwent an ownership change in 2002, as defined in Section 382 of the Internal Revenue Code, our tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2009 and 2009 follows:

Year ended

Year ended

Dec. 31, 2009

Dec. 31, 2008

U.S. statutory federal rate

31.96%

31.96%

State income tax rate, net

6.00%

6.00%

NOL for which no tax

  benefit is currently available

-37.96%

-37.96%

0.00%

0.00%

The benefit for income taxes from operations consisted of the following components at December 31, 2009: current tax benefit of $6,049,000 resulting from a net loss before income taxes, and deferred tax expense of $6,049,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The benefit for income taxes from operations consisted of the following components at December 31, 2008: current tax benefit of $5,236,000 resulting from a net loss before income taxes, and deferred tax expense of $5,236,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses.

The change in the valuation allowance for the year ended December 31, 2008, was $484,000.  The change in the valuation allowance for the year ended December 31, 2009, was $813,000.  Net operating loss carryforwards at December 31, 2009, will expire in 2029.  The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Note 9:  Lease Commitments

Following is information regarding the Company’s real estate and auto lease commitments:

AIMS Corporate

AIMS Corporate leases one office at 10400 Eaton Place, #203, Fairfax, Virginia from Scott Group / Eaton Place Associates.  The original two-year lease expired August 31, 2008 and has been renewed yearly; we are currently paying $4,567 per month.

AIMS Interactive, Inc.

AIMS Interactive had no lease commitment in 2009.

ATB Media, Inc.

ATB Media, Inc., had no lease commitments in 2008, and management foresees no lease commitments anytime in the future.

Bill Main and Associates

Bill Main and Associates has one lease commitment beginning May 1, 2007, to Ludwika Schein, landlord, at 236 Broadway, Chico, California, ending on April 30, 2009 (two years), currently at $1,500 per month.  The lease was renewed for one extended term of five years but in early 2010 was terminated by both parties.

Harrell, Woodcock, and Linkletter

Harrell, Woodcock, and Linkletter had no lease commitments in 2009, and management foresees no lease commitments anytime in the future.

IKON Public Affairs Group, LLC

IKON Public Affairs Group, LLC, leases space from Saint James Associates Joint Venture at 200 West Washington Square, Philadelphia, starting April 8 and ending July 2009 at a monthly rate of $2,340.  It ahs been renewed.

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

Common stock

During 2009, we issued 1,992,500 shares of common stock as part of acquisition purchases valued at 388,525, 484,277 shares for cash for proceeds of $45,100, 1,784,037 shares for services valued at $247,189, 475,000 shares to guarantee loans valued at 65,814, and 816,406 for debt extinguishment valued at $187,773.  The shares issued were recorded at fair value based on the market price on the date of the grant.  At December 31, 2009, stock subscriptions totaling $26,000 remained receivable.

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

Options and warrants to purchase common stock

Stock and Incentive Compensation Plans

Total compensation cost for share-based payment arrangements at December 31, 2009 and 2008:

 2009

 2008

Stock grants

$313,003

$202,378

Stock warrants

   -

   -

Total compensation cost

313,003

202,378

Income tax

   -

   -

Net compensation cost

$313,003

$202,378

All compensation cost has been recognized as of December 31, 2008.

A summary of the status of the Company’s stock options outstanding as of December 31, 2009 and 2008:

	# of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2007	8,500,000	-	-	-
Granted	1,500,000	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at Dec. 31, 2008	10,000,000	-	2.22 years	-
Granted	1,500,000	-	5.0 years	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	________	-	-	-
Outstanding at Dec. 31, 2009	1,500,000	-	2.6 years	-
Exercisable at Dec. 31, 2009	1,500,000	-	2.6 years	-

In 2008, options to purchase 200,000 shares of common stock for a period of five years were given to each of four officers or directors of the Company.  In addition, options scheduled to expire in 2009 were extended to expire in 2010.  The options, totaling 800,000 shares each year can be exercised at a price that is 125% of the market price at the time the options are exercised.  The exercise price of these options will continue to remain above the market price of these shares, introducing a complexity such that it is not possible to estimate the fair value of these options using option pricing models.  Accordingly, under SFAS 123R, (paragraph 25) the intrinsic model will be applied to these options.  Compensation cost reported each accounting period is based on the change in the intrinsic value.  Total compensation cost under the intrinsic model is the excess of the fair value of the stock over the option price.  No compensation expense was reported for these options in 2008 or 2007.

In 2007 and again in 2008, options to purchase 500,000 shares of common stock for a period of five years were given to each of three current and former directors at the Company.  The options, totaling 1,500,000 shares each year can be exercised at a price that is 110% of the market price at the time the options are exercised.  The exercise price of these options will continue to remain above the market price of these shares, introducing a complexity such that it is not possible to estimate the fair value of these options using option pricing models.  Accordingly, under SFAS 123R, (paragraph 25) the intrinsic model will be applied to these options.  Compensation cost reported each accounting period is based on the change in the intrinsic value.  Total compensation cost under the intrinsic model is the excess of the fair value of the stock over the option price.  No compensation expense was reported for these options in 2008 or 2009.

2008

2009

Total fair value of options vested

   during the period

$-

$-

Total intrinsic value of options

   exercised during the period

$-

$-

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2008 and 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	47,067,250	0.69	4.7 years
Granted	27,993,333	0.47	4.5 years
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2008	75,060,583.60		3.4 years		$414,313
Granted	3,298,562.23		4.7 years
Exercised	-	-
Forfeited	(35,531,250)	-
Expired	-	-
Outstanding at December 31, 2009	42,827,895.68		2.9 years	$
Exercisable at December 31, 2009	42,827,895.68		2.9 years	$

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

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate

4.3%

Dividend yield

0.00%

Volatility factor

186%

Weighted average expected life

2.0 years

In June 2009, the Company granted three individuals warrants to purchase a total of 350,000 shares of the Company’s common stock at an exercise price of $.352 per share in connection with the debt related to the Brandstand acquisition. The warrants are vested and expire in five years.  The quoted market price of the stock was $0.20 per share.  The Company valued the warrants at an average of $0.19 per share, or $67,510, in accordance with SPAS 123(R). The prorated value of the warrants, $56,594 was recorded as share-based payments of discount on the note payable and will be amortized to interest expense over the term of the related  note payable in the accompanying financial statements.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate

3.0%

Dividend yield

0.00%

Volatility factor

253%

Weighted average expected life

3.0 years

In February 2009, the Company granted two consultants warrants to purchase a total of 1,898,562 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants are vested and expire in five years. The quoted market price of the stock was $0.10 per share. The Company valued the warrants at an average of $0.10 per share, or $182,705, in accordance with SPAS 123(R). The expense of $182,705 was recorded as share-based payments of prepaid offering costs in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate

3.0%

Dividend yield

0.00%

Volatility factor

212%

Weighted average expected life

3.8 years

In September 2009, the Company granted two company officers warrants to purchase a total of 100,000 shares of the Company’s common stock at an exercise price of $0.352 per share. The warrants are vested and expire in five years. The quoted market price of the stock was $0.18 per share. The Company valued the warrants at an average of $0.17 per share, or $17,517, in accordance with SPAS 123(R). The expense of $17,517 was recorded as share-based payments of operating expense in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate

3.0%

Dividend yield

0.00%

Volatility factor

239%

Weighted average expected life

3.8 years

In January 2009, the Company granted consultants warrants to purchase a total of 100,000 shares of the Company’s common stock at an exercise price of $0.352 per share. The warrants are vested and expire in three years. The quoted market price of the stock was $0.10 per share. The Company valued the warrants at an average of $0.09 per share, or $8,892, in accordance with SPAS 123(R). The expense of $8,301 was recorded as share-based payments of interest expense in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate

4.3%

Dividend yield

0.00%

Volatility factor

213%

Weighted average expected life

3.0 years

In September 2009, the Company granted consultants warrants to purchase a total of 120,000 shares of the Company’s common stock at an exercise price of $0.352 per share. The warrants are vested and expire in five years. The quoted market price of the stock was $0.13 per share. The Company valued the warrants at an average of $0.13 per share, or $15,061, in accordance with SPAS 123(R). The expense of $15,061 was recorded as share-based payments of operating expense in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate

3.0%

Dividend yield

0.00%

Volatility factor

236%

Weighted average expected life

3.8 years

In June 2009, the Company granted consultants warrants to purchase a total of 1,406,250 preferred shares, convertible into 7,031,250 shares of the Company’s common stock at an exercise price of $0.352 per common share. The warrants are vested and expire in five years. The quoted market price of the common stock was $0.15 per share. The Company valued the warrants at an average of $0.15 per common share, or $1,027,475, in accordance with SPAS 123(R). The expense of $15,061 was recorded as share-based payments related to equity financing and charged to capital in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate

3.0%

Dividend yield

0.00%

Volatility factor

243%

Weighted average expected life

3.8 years

In November 2009, the Company granted two employees warrants to purchase a total of 230,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are vested and expire in three years. The quoted market price of the stock was $0.11 per share. The Company valued the warrants at an average of $0.10 per share, or $24,650, in accordance with SPAS 123(R). The expense of $24,650 was recorded as share-based payments of operating expense in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate

3.0%

Dividend yield

0.00%

Volatility factor

237%

Weighted average expected life

3.0 years

In July 2009, the Company granted an individual warrants to purchase a total of 500,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants are vested and expire in two years. The quoted market price of the stock was $0.23 per share. The Company valued the warrants at an average of $0.21 per share, or $104,806, in accordance with SPAS 123(R). The expense of $104,806 was recorded as share-based payments related to equity financing and charged to capital in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate

3.0%

Dividend yield

0.00%

Volatility factor

268%

Weighted average expected life

2.0 years

Note 11:  Segment Information

We report the following information on our business segments as of and for the twelve months ended December 31, 2009:

	Public Affairs	Public Relations	Local Community Marketing	Interactive	AIMSolutions Consulting		Corporate	Total

Revenues	$3,372,576	$-	$1,277,201	$889,841	$186,385	$	$-	$5,726,003

Gain/loss from	$($19,612)	$-	$(345,540)	$(6,747)	$(43,437)	$	$(1,152,478)	$(1,567,814)
operations

Net income (loss)	$(131,013)	$-	$(611,854)	$(8,664)	$(136,684)	$	$(1,152,478)	$(2,140,693)

Significant assets, net	$946,854	$-	$1,445,760	$631,557	$303,251	$	$374,916	$3,709,338

We report the following information on our business segments as of and for the twelve months ended December 31, 2008:

	Media	Media	Consulting	Strategy	Public	Digital	Corporate
	Services	Properties	Services	& Planning	Affairs	Marketing	Overhead	Total

Revenues	$-	$-	$229,897	$839,126	$11,488,888	$1,405,149	$-	$13,963,060

Gain/loss from	$-	$-	$164,404	$45,807	$(2,775)	$73,749	$(1,169,090)	$(887,874)
operations

Net income (loss)	$-	$(238,288)	$164,787	$(8,864)	$(97,448)	$74,367	$(1,169,060)	$(1,274,507)

Significant assets, net	$-	$-	$331,246	$962,747	$2,944,852	$2,188,064	$450,492	$6,807,401

Note 12: Subsequent Events

In March 2010 AIMS management negotiated agreements with Hamilton International Advisors, Inc., and Mindshare Holdings, Inc., Hamilton/Mindshare loaned the Company $500,000 in working capital with a $50,000 interest payment due in August 2010 followed by 10% of outstanding balance, secured by the accounts receivable of the Company.

In April 2010 AIMS management renegotiated a February 2009 consulting agreement with Maxim Group, alleviating a $10,000 monthly fee.

In January 2010 the Company agreed to a Third Amendment when FG Investments, LLC, loaned the Company an additional $6,618; in this amendment the Company agreed to an origination fee of $7,623 and warrants to purchase 152,000 shares of the Company's common stock at $.352 (35.2 cents) per share.

Note 13: Prior Year Restatement:

The Company restated its prior years’ financial statements to account for the reclassification of a portion of its goodwill to intangible assets subject to amortization.  In addition the Company restated to recognize impairment of goodwill and the reclassified intangibles.  The effect of the restatement resulted in a decrease in beginning 2008 owners’ equity of $4,071,325. The effect on the 2008 statement of operations was an increase in net loss from operations of $217,349.