Form 10-Q
period 2010-03-31
AIMS WORLDWIDE INC
filed 2010-05-21
CIK 1094363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,112,840 shares as of May 10, 2010.

FORM 10-Q

AIMS™ WORLDWIDE, INC.

(Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1. Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at March 31, 2010, and the related statements of operations, shareholders deficit and cash flows, for the three month periods ended March 31, 2010 and 2009 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Assets

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Current assets
Cash	$267,091	$272,064
Accounts receivable, net of allowances of $206,669 and $204,263	562,096	645,912
Loans receivable	66,590	75,200
Prepaid expense	591,970	368,152
Deferred billings	198,224	114,918
Total current assets	1,685,971	1,476,246

Property and equipment
At cost, net of accumulated depreciation of $131,486 and $119,920	65,167	76,733

Other assets
Deposits	19,717	23,842
Deferred Expense	162,225	185,400
Prepaid software costs	112,000	112,000
Goodwill, net of impairment	554,637	554,637
Intangible assets, net of accumulated amortization and impairment of $3,905,392 and $3,787,154	1,162,242	1,280,480
Total other assets	2,010,821	2,156,359

Total assets	$3,761,959	$3,709,338

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Liabilities and Stockholders’ Deficit

	March 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$1,121,797	$1,146,811
Accounts payable - related parties	12,464	12,464
Accrued expenses	115,197	142,695
Deferred revenue	264,068	307,843
Current portion of long term debt	52,970	52,970
Notes payable	3,131,864	2,561,792
Notes payable - related parties	1,448,164	1,481,243
Accrued interest payable	1,423,086	1,296,455
Accrued interest payable - related parties	940,449	926,061
Total current liabilities	8,510,059	7,928,334
Long term debt	174,616	185,196
Total liabilities	8,684,675	8,113,530

Minority interest	(250,970)	(146,420)

Stockholders' equity
Preferred stock held in escrow, $.001 par value,
20,000,000 shares authorized, 7,193,750 shares
issued and outstanding, including shares in escrow	7,194	7,194
Common stock, $.001 par value, 200,000,000 shares
authorized, 62,112,840 shares issued and outstanding	62,113	57,684
Additional paid-in capital – preferred stock	3,638,835	3,638,835
Additional paid-in capital – common stock	12,275,385	11,821,711
Stock subscription receivable	(19,500)	(26,000)
Deficit retained	(20,635,773)	(19,757,196)
Total stockholders' equity	(4,671,746)	(4,257,772)

Total liabilities and stockholders' equity	$3,761,959	$3,709,338

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$1,400,512	$941,489

Operating expenses
Cost of sales	640,862	184,762
General and administrative expenses	1,533,012	1,292,109
	2,173,874	1,476,871

Operating income (loss)	(773,362)	(535,382)

Interest expense, net	(195,377)	(77,591)
Interest expense, net - related parties	(14,388)	(15,125)
Minority interest	104,550	62,967

Loss before provision for income taxes	(878,577)	(565,131)

Income taxes	-	-

Net loss	$(878,577)	(565,131)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of
shares outstanding	59,483,055	52,133,279

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

		Pref	Pref Shares		Com	Com Shares	Com Shares
	Pref	Shares	Addl.	Com	Shares	Addl.	Stock
	Shares	Par	Paid-in	Shares	Par	Paid-in	Subscr.	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Retained	Total

Balance, December 31, 2008, restated	7,193,750	$ 7,194	$3,638,835	52,131,279	$52,131	$11,176,593	$(252,500)	$(17,616,503)	$(2,994,250)

Common stock issued for acquisitions	-	-	-	1,992,500	$1,993	$318,008	-	-	$320,000

Common stock issued for loan guarantees	-	-	-	375,000	$375	$74,625	-	-	$75,000

Common stock issued for cash	-	-	-	484,277	$484	$288,228	-	-	$288,712

Common stock issued for services	-	-	-	1,884,037	$1,885	$166,924	-	-	$168,809

Common stock issued for debt extinguishment	-	-	-	816,406	$816	$186,957	-	-	$187,773

Warrants issued with debt financing	-	-	-	-	-	$69,195	-	-	$69,195

Common stock options issued as compensation	-	-	-	-	-	$57,227	-	-	$57,227

Common stock warrants cancelled	-	-	-	-	-	$(289,545)	-	-	$(289,545)

Common stock subscription cancelled	-	-	-	-	-	$(226,500)	$226,500	-	-

Net loss for period	-	-	-	-	-	-	-	$(2,140,693)	$(2,140,693)

Balance, Dec. 30, 2009	7,193,750	$ 7,194	$3,638,835	57,683,499	$57,684	$11,821,711	$ (26,000)	$(19,757,196)	$ (4,257,772)

Common stock issued for services	-	-	-	4,429,341	$4,429	$440,572	-	-	$445,001

Common warrants issued for interest	-	-	-	-	-	$13,102	-	-	$13,102

Common stock subscribed to escrow	-	-	-	-	-	-	$6,500	-	$6,500

Net loss for period	-	-	-	-	-	-	-	$(878,577)	$(878,577)

Balance, March 31, 2010	7,193,750	$ 7,194	$3,638,835	62,112,840	$62,113	$12,275,385	$(19,500)	$(20,635,773)	$(4,671,746)

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(878,577)	$(565,131)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	129,560	105,516
Income from minority interest	(104,550)	5,755
Stock issued to employees and others for services	154,376	17,111
Warrants issued for interest	13,102	-
	(686,089)	(436,749)
Changes in current assets and liabilities:
Accounts receivable and other current assets	103,227	(19,773)
Accounts payable and other current liabilities	104,814	131,224
Net cash (used in) operating activities	(478,048)	(325,298)

Cash flows from investing activities:
Investment in operating units and equity investments	-	(50,000)
Net cash (used in) investing activities	-	(50,000)

Cash flows from financing activities:
Proceeds from sale of common stock	6,500	-
Proceeds of notes payable	625,500	300,000
Repayments of notes payable	(158,925)	(48,649)
Net cash provided (used in) by financing activities	473,075	296,351

Net increase (decrease) in cash	(4,973)	(78,947)

Cash, beginning of period	272,064	145,440
Cash, end of period	$267,091	$66,493

Cash paid during the period for:
Interest	$85,258	$25,910
Income taxes	$-	$-

Non-cash activities:
Interest recorded on issue of notes payable	$45,000	$-
Warrants issued for interest	$13,102	$-
Prepaid expenses paid with common stock	$290,625	$-

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

The results for the three months ended March 31, 2010, are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2009.

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

NOTE C: CONTINGENCIES

The Internal Revenue Service is auditing IKON Holdings, Inc, the corporation from which AIMS acquired the 55% interest in IKON Public Affairs Group, LLC.  The examination is not complete, and no expense to AIMS is expected as a result of the examination, and no additional tax liability is expected.

NOTE D: NOTES PAYABLE

The Company issued promissory notes in the amounts of $250,000 each to Hamilton and Mindshare, dated February 26, 2010.  The notes yield 10% interest per annum and a $25,000 fee; payment is due in full six months from date of the agreements on August 26, 2010 (the “Note”).  The note is secured by the accounts receivables of the Company (the “Collateral”) in the amount of $562,096 at March 31, 2010.

The Company received a $50,000 loan dated February 8, 2010 at 3% per month compounded monthly from Vulcan Holdings, Inc., a Georgia corporation, with a maturity date of June 8, 2010.

In February 2010, the company received proceeds of $75,000 bearing 8% interest that may be converted and repaid by issuing shares of common stock anytime prior to October 2010.  The number of shares to be issued will be determined using a price that is 62.5% of the current market price at the time of conversion.  Interest expense in the amount of $45,000 has been included in these financial statements to record the effect of this price discount and report the note payable at current share value at $120,000.

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

NOTE F: EQUITY TRANSACTIONS

During the three months ended March 31, 2010, we collected $6,500 from stock.  We also issued 4,429,341 shares valued at $445,001 for services.  Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued.

Warrants to purchase 152,000 shares of common stock at $0.352 for a period of five years were granted in conjunction with services provided in 2010.  The quoted market price of the stock was $0.09 per share.  The Company valued the warrants at an average of $0.09 per share, or $13,102, in accordance with SFAS 123(R).  The expense of $13,102 was recorded as share-based payments in the accompanying financial statements.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3%
Dividend yield	0.00%
Volatility factor	234%
Weighted average expected life	3.8 years

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

NOTE G: SEGMENT INFORMATION

We report the following information on our business segments as of and for the three months ended March 31, 2010:

	Public Affairs	Local Community Marketing	Interactive	AIMSolutions Consulting	Corporate	Total

Revenues	$588,503	$552,994	$152,733	$106,282	$-	$1,400,512

Gain/loss from	$(258,138)	$(23,088)	$(77,432)	$19,915	$(434,619)	$(773,362)
operations

Net income (loss)	$(156,231)	$(86,100)	$(77,894)	$(65,631)	$(492,721)	$(878,577)

Significant assets, net	$841,641	$1,398,889	$580,014	$342,138	$599,277	$3,761,959

We report the following information on our business segments as of and for the three months ended March 31, 2009:

	Consulting	Local Community	Public	Interactive
	Services	Marketing	Affairs	Marketing	Corporate	Total

Revenues	$56,000	$175,951	$508,627	$200,911	$-	$941,489

Loss from
operations	$22,291	$(83,009)	$(132,034)	$(9,117)	$(333,512)	$(535,382)

Net income (loss)	$5,421	$(149,737)	$(76,960)	$(10,343)	$(333,512)	$(565,131)

Identifiable assets, net	$359,633	$856,637	$2,864,813	$2,050,272	$492,640	$6,623,995

NOTE H: RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, $205,719 in principal and interest remains due to the spouse of an officer.  Also, the Company recorded $1,600 partial payment on compensation due to Mr. Summers.  In addition, the Company remains obligated to Mr. Cady in accordance with the terms and conditions previously reported due to his participation in financing the BrandStand acquisition, and the Company recorded interest due to Mr. Brunie in accordance with previously reported financing received from him.

NOTE I: SUBSEQUENT EVENTS

We evaluated our activity after March 31, 2010, until the date of issuance, May 17, 2010, and note the following subsequent events:

On May 12, 2010, the Company sold part of the business operations of Target America to Blackbaud, Inc.; the asset purchase agreement specified a sale price of $429,658, to be paid in multiple payments over time, and specified only certain assets to convey to Blackbaud.

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

-

AIMS Local Community Marketing Group, through its operating units BrandStand Group, Inc., and Streetfighter Marketing, Inc. provides marketing research, strategy, planning, consulting, and training programs that provide cost-effective local community marketing solutions and techniques to clients' marketing initiatives.

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

On November 13, 2009, Christopher Noble and Angela Phillips, the only two secured creditors of ATB Media, Inc., filed suit in the United States District Court for the District of Idaho (the “Complaint”).  The Complaint alleges that ATB is in default under the terms of two promissory notes.  The prayer for relief in the Complaint requests entry of judgment in favor of Plaintiffs for unpaid principal and interest and a decree for the judicial sale of the ATB Collateral.  The ATB Collateral consists of all of the assets of ATB.  The Company does not intend to contest the entry of the default judgment.  As a result, the Company expects that judgment will be entered for Plaintiffs as requested in the Complaint, and that Plaintiffs will accede to ownership of all of the assets of ATB.  The Company does not believe it has any outstanding exposure with respect to the Noble/Phillips Indebtedness (none has been alleged) and, that upon entry of the default judgment, and consummation of related foreclosure proceedings, the Noble/Phillips Indebtedness will have been satisfied, at which point ATB will recognize a gain resulting from the foreclosure sale.

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

Streetfighter Marketing, Inc., headquartered in Gahanna, Ohio, specializes in speaking, motivation, publishing, and training businesses how to market, promote, and increase sales on a shoestring budget.  The Streetfighter client list includes AT&T, American Express, Walt Disney, Pizza Hut, Honda, Sony, Goodyear, Marvel Comics, The City of Dallas, the State of Arkansas, the Country of India, and Sylvan Learning Centers.

Bill Main and Associates

On May 16, 2007, the Company completed the purchase of Barbara Overhoff, Inc., d/b/a Bill Main and Associates, in Chico, Calif.  Total AIMS Worldwide, Inc., payment was 850,000 shares of restricted common stock and $175,000 in cash.  Bill Main and Associates, a leading strategy, planning, publishing, and consulting firm in the restaurant, food service, and hospitality industry, was led by Chairman Tucker W. “Bill” Main,   a published author and noted speaker and a recognized authority in restaurant marketing, operations, and management.  He is a former President of the California Restaurant Association.  In addition, the Company, its management and employees have worked jointly and in cooperation with BrandStand Group, Inc., in the food services, hospitality and restaurant industries seeking opportunities and client development.

Target America, Inc.

Acquired July 26, 2007, with a base in Fairfax, Va., and offices in Indianapolis and Chicago, Target America, Inc., was founded in 1995 under the laws of the Commonwealth of Virginia to meet the rapidly changing needs of not-for-profit, charity, and philanthropy fundraising professionals.  The Company is a constant innovator in the field of contributor and donor prospect research, developing and launching a completely online prospect screening service in 2003.  Target America continues to upgrade and develop this tool, which now includes a wide range of services from automated Internet research and Target Tiger, and internet search engine, to an integrated management system to serve not only the not-for profit community, but business, commerce database profiles, retail, and financial institutions as well.  On May 12, 2010, the Company sold part of the business operations of Target America to Blackbaud, Inc.; the asset purchase agreement specified only certain assets to convey to Blackbaud.

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

Description of Property

Our executive offices at 10400 Eaton Place, Suite 203, Fairfax, VA 22030, also serve as offices for ATB Media, Inc., AIMS Interactive, Inc., and Harrell Woodcock and Linkletter.  Our other subsidiaries which have separate offices are located as follows:  BrandStand Group has one office in Lewisberry, Penn.; IKON Public Affairs Group has two main offices, one located in Arlington, Va., and the other in Denver; Streetfighter Marketing, Inc., has one office located in Gahanna, Ohio; and Target America has one in Indianapolis.

The Company does not own any real property; all offices are leased.

Three Month Periods Ended March 31, 2010 and 2009

We had $1,400,512 in revenue for three months ended March 31, 2010, compared with $941,489 in revenue for the same three month period of 2009.  Cost of sales was $640,862, leaving a gross profit of $759,650 for the three month period of 2010 compared to cost of sales of $184,762 and a gross profit of $756,727 for the same three month period of 2009 with the substantial increase due expenses at BrandStand Group and IKON Public Affairs.

Our general and administrative expenses were $1,533,012 for three months ended March 31, 2010, compared to general and administrative expense of $1,292,109 for the same period in 2009.

Our operating loss for the three months ended March 31, 2010, was $773,362 compared to $535,382 for the same period in 2009.

Our first quarter 2010 operating results were positively impacted by the acquisition of BrandStand Group in June 2009 as it was not part of our operations in 2009 and by the contract with Moe’s Grill.  The contract with Moe’s is a join effort between Streetfighter Marketing and AIMSolutions.

Our results were negatively impacted because primary campaign races being managed by IKON Public Affairs are not until the second quarter of 2010 and because of the general slower economy and the cautious strategies employed in the nonprofit industries which affected Target America results.

Traditionally, our first quarter is usually the slowest quarter of the year.  We anticipate that revenues will improve throughout the rest of 2010, particularly in the third and fourth quarters because of IKON's campaign and election consulting and IKON’s revenue initiative – Campaign Media Buying Services II, which is a short-term, single-purpose investment fund that is centered on generating returns through the purchase and resale of political advertising time.

We report the following information on our business segments as of and for the three months ended March 31, 2010:

	Public Affairs	Local Community Marketing	Interactive	AIMSolutions Consulting	Corporate	Total

Revenues	$588,503	$552,994	$152,733	$106,282	$-	$1,400,512

Gain/loss from	$(258,138)	$(23,088)	$(77,432)	$19,915	$(434,619)	$(773,362)
Operations

Net income (loss)	$(156,231)	$(86,100)	$(77,894)	$(65,631)	$(492,721)	$(878,577)

Significant assets, net	$841,641	$1,398,889	$580,014	$342,138	$599,277	$3,761,959

Subsequent Events

Simultaneously, Company management is drafting an anticipated S-1 registration for an anticipated secondary offering and is in dialog with other parties and expects to obtain interim financing from at least one of these parties.

On May 12, 2010, the Company sold part of the business operations of Target America to Blackbaud, Inc.; the asset purchase agreement specified a sale price of $429,658, to be paid in multiple payments over time, and specified only certain assets to convey to Blackbaud.

We are in final stages of planning for Campaign Media Buying Services II, a revenue initiative for IKON Public Affairs with activity planned for primarily 3rd and 4th quarters 2010.  Campaign Media Buying Services II is planned to be a short-term, single-purpose investment fund that is centered on generating returns through the purchase and resale of political advertising time.  IKON’s effort was successful in 2008 and management anticipates similar success in 2010.

Liquidity and Capital Resources

At March 31, 2010, we had total current assets of $1,685,971 consisting of $267,091 in cash, $562,096 accounts receivable, $66,590 in loans to employees and other individuals, $591,970 in prepaid expenses, and $198,224 in work in progress.  Equipment, net of accumulated depreciation was $65,167; and other assets included $19,717 in deposits, $162,225 in deferred expenses, $112,000 in software costs, $554,637 in goodwill net of an impairment, and $1,162,242 in intangible assets net of amortization and impairment.

Our liabilities at March 31, 2010, totaled $8,684,675 and consisted of $1,121,797 in accounts payable from non-related parties, $12,464 in accounts payable from related parties, $115,197 in accrued expenses, $264,068 in deferred revenue, $52,970 in current portion of long-term debt, $3,131,864 in notes payable to non-related parties, $1,448,164 in notes payable to related parties, $1,423,086 in accrued interest payable, $940,449 in accrued interest to related parties.  Our long-term debt totaled $174,616.

During the first quarter of 2010, the company used $478,048 in operating activities, and used $0 in investing activities.  Financing activities, substantially borrowing, provided $473,075 in cash.  In addition, we are currently negotiating to convert a portion of the debt associated with ATB Media, Inc, by transferring the asset to certain debtholders and providing equity to most of the remaining debtholders.

We continue to implement our business plan.  Due to our lack of profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern. We do not have any long-term capital commitments.  However, because of our M&A engagement with investment banker Maxim Group, LLC, we anticipate that Maxim will assist us in financing our acquisition strategy, leading to the development of a long-term capital program.  We believe that our immediate needs can be met with a combination of cash on hand and through ongoing operations.  We realize that we will require additional capital to fully implement our business plan and anticipate achievement with Maxim or through other investment banking efforts being explored by the Company. We are currently negotiating to acquire more companies that fit into our marketing and digital platform.  We will have to raise additional capital during the coming year for acquisition costs, growth capital, and other expenses.  We will also have ongoing legal and auditing expenses as well as office and lease expenses.  If we cannot generate sufficient capital through ongoing operations and these capital raising programs, we will likely sell common stock, seek advances from officers or explore other debt financing strategies.

Company management is working with Maxim Group, through its M&A agreement, to identify core competency companies to purchase.  In accordance with the Company business plan, the target companies are currently financially healthy operating entities that, if acquired, will help fulfill AIMS unique mission of a viable network of affiliated marketing and digital services operating units.  We currently have six active Letters of Intent.

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

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of March 31, 2010, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)

The company did not sufficiently segregate duties over incompatible functions.

The company’s inability to sufficiently segregate duties is due to a lack of accounting staff. Further, management has increased the frequency of independent reconciliations of significant accounts, which mitigates the lack of segregation of duties until the accounting department is fully staffed.

Also, during 2010, the CFO has also been the Controller for the operating units, which has increased the level of control over the accounting function. However, this also increased the concentration of risk that a material misstatement of the financial statements will not be prevented or detected due to the lack of segregation of duties.

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

The case is being handled by the following local Florida counsel: Carl A. Cascio, Esquire, Carl A. Cascio, P.A., 525 N.E. Third Avenue, #102, Delray Beach, Florida 33444. Phone is 561-274-7473, FAX 561-274-8305; e-mail: casciolw@bellsouth.net.

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

We incurred operating losses of $773,362 during the first three months of 2010.  We do not expect to have consistent profitable operations until later in 2010, and we cannot assure that we will ever achieve or attain profitability.  If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

We will encounter risks and difficulties frequently encountered by early-stage companies.

Some of these risks include the need to:

-

attract new clients and maintain current client relationships

-

offer competitive pricing

-

achieve marketing solution campaign results that meet our clients’ objectives

-

identify, attract, retain and motivate qualified personnel

-

successfully implement our organic and acquisition business model

-

manage our expanding operations

-

maintain our reputation and build trust with our clients

-

locate, negotiate, and assimilate core competency acquisitions

-

attract and package the appropriate corporate finance and investment capital to underwrite our core competency acquisition corporate development.

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

During the three months ended March 31, 2010, we collected $6,500 from stock subscriptions.  We also issued 4,429,341 shares valued at $445,001 for services.  Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued.

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

AIMS™ WORLDWIDE, INC.

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr. / May 20, 2010

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / May 20, 2010

Chief Financial Officer