Form 10-Q
period 2010-06-30
AIMS WORLDWIDE INC
filed 2010-08-20
CIK 1094363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,921,603 shares as of August 10, 2010.

FORM 10-Q

AIMS™ WORLDWIDE, INC.

(Inapplicable items have been omitted)

PART I - Financial Information

ITEM 1. Financial Statements (unaudited)

The accompanying balance sheet of AIMS™ Worldwide, Inc. at June 30, 2010, and the related statements of operations, shareholders deficit and cash flows, for the three and six month periods ended June 30, 2010 and 2009, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Assets

	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)
Current assets
Cash	$127,683	$272,064
Accounts receivable, net of allowances of $33,035 and $204,263	746,019	645,912
Loans receivable	162,090	75,200
Prepaid expense	458,296	368,152
Deferred billings	260,504	114,918
Total current assets	1,754,592	1,476,246

Property and equipment
At cost, net of accumulated depreciation of $116,481 and $119,920	39,929	76,733

Other assets
Deposits	16,016	23,842
Deferred Expense	-	185,400
Prepaid software costs	-	112,000
Goodwill, net of impairment of $1,160,835 and $1,160,835	554,637	554,637
Intangible assets, net of accumulated amortization of $1,455,812 and $2,246,870	782,434	1,280,480
Total other assets	1,353,087	2,156,359

Total assets	$3,147,608	$3,709,338

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Balance Sheets

Liabilities and Stockholders’ Deficit

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$1,339,248	$1,146,811
Accounts payable - related parties	12,464	12,464
Accrued expenses	142,347	142,695
Deferred revenue	369,108	307,843
Current portion of long term debt	52,970	52,970
Notes payable	1,819,240	2,561,792
Notes payable - related parties	344,850	1,481,243
Accrued interest payable	240,307	1,296,455
Accrued interest payable - related parties	37,752	926,061
Total current liabilities	4,358,286	7,928,334
Long term debt	405,636	185,196
Total liabilities	4,763,922	8,113,530
Minority interest	(235,733)	(146,420)

Stockholders' equity
Preferred stock held in escrow, $.001 par value,
20,000,000 shares authorized, 7,193,750 shares
issued and outstanding, including shares in escrow	7,194	7,194
Common stock, $.001 par value, 200,000,000 shares
authorized, 62,921,603 shares issued and outstanding	62,922	57,684
Additional paid-in capital – preferred stock	3,638,835	3,638,835
Additional paid-in capital – common stock	12,316,945	11,821,711
Stock subscription receivable	(13,000)	(26,000)
Deficit retained	(17,393,477)	(19,757,196)
Total stockholders' equity	(1,380,581)	(4,257,772)

Total liabilities and stockholders' equity	$3,147,608	$3,709,338

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Revenue	$3,825,831	$2,304,523

Operating expenses
Cost of sales	2,058,819	665,553
General and administrative expenses	3,469,150	2,451,327
	5,527,969	3,116,880

Operating loss	(1,702,138)	(812,357)

Interest expense, net	(329,713)	(150,648)
Interest expenses, net – related parties	(28,890)	(30,419)
Minority interest	89,313	49,896
Gain on asset sale	140,989	-
Gain on sale of investment to extinguish debt	4,194,158	-

Income (loss) before discontinued operations	2,363,719	(943,528)

Gain (loss) on sale of discontinued operations	-	-

Income (loss) before provision for income taxes	2,363,719	(943,528)

Income taxes	-	-

Net income (loss)	2,363,719	(943,528)

Basic and diluted income (loss) per share	0.04	(0.02)

Weighted average number of shares outstanding	$60,895,405	$52,337,148

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	June 30,
	2010	2009

Revenue	$2,425,319	$1,363,034

Operating expenses
Cost of sales	1,417,957	480,791
General and administrative expenses	1,936,138	1,159,219
	3,373,060	1,640,010

Operating loss	(928,776)	(276,976)

Interest expense, net	(134,336)	(75,057)
Interest expenses, net – related parties	(14,502)	(15,924)
Minority interest	(15,237)	(13,071)
Gain on asset sale	140,989	-
Gain on sale of investment to extinguish debt	4,194,158	-

Income (loss) before discontinued operations	3,242,296	(378,397)

Gain (loss) on sale of discontinued operations	-	-

Income (loss) before provision for income taxes	3,242,296	(378,397)

Income taxes	-	-

Net income (loss)	$3,242,296	$(378,397)

Basic and diluted loss per share	0.05	(0.01)

Weighted average number of shares outstanding	62,389,862	52,538,776

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

		Pref	Pref Shares		Com	Com Shares	Com Shares
	Pref	Shares	Addl.	Com	Shares	Addl.	Stock
	Shares	Par	Paid-in	Shares	Par	Paid-in	Subscr.	Deficit
	Shares	Value	Capital	Shares	Value	Capital	Rec'vble	Retained	Total

Balance, December 31, 2008, restated	7,193,750	$7,194	$3,638,835	52,131,279	$52,131	$11,176,593	($252,500)	$(17,616,503)	$(2,994,250)

Common stock issued for acquisitions	-	-	-	1,992,500	1,993	318,008	-	-	320,000

Common stock issued for loan guarantees	-	-	-	375,000	375	74,625	-	-	75,000

Common stock issued for cash	-	-	-	484,277	484	288,228	-	-	288,712

Common stock issued for services	-	-	-	1,884,037	1,885	166,924	-	-	168,809

Common stock issued for debt extinguishment	-	-	-	816,406	816	186,957	-	-	187,773

Warrants issued with debt financing	-	-	-	-	-	69,195	-	-	69,195

Common stock options issued as compensation	-	-	-	-	-	57,227	-	-	57,227

Common stock warrants cancelled	-	-	-	-	-	(289,545)	-	-	(289,545)

Common stock subscription cancelled	-	-	-	-	-	(226,500)	226,500	-	-

Net loss for period	-	-	-	-	-	-	-	(2,140,693)	(2,140,693)

Balance, Dec. 30, 2009	7,193,750	7,194	3,638,835	57,683,499	57,684	11,821,711	(26,000)	(19,757,196)	(4,257,772)

Common stock issued for services				5,238,104	5,238	474,657			479,895

Common warrants issued for interest						20,577			20,577

Common stock subscribed to escrow							13,000		13,000

Net income for period								2,363,719	2,363,719

Balance, June 30, 2010	7,193,750	$7,194	$3,638,835	62,921,603	$62,922	$12,316,945	$ (13,000)	$(17,393,477)	$(1,380,581)

See accompanying notes to condensed, consolidated financial statements

AIMS Worldwide, Inc.

Condensed, Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,363,719	$(943,528)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	247,991	202,505
Income from minority interest	(89,313)	(49,896)
Loss from equity investments	-	68,722
Stock issued to employees and others for services	189,270	48,026
Warrants issued for interest	20,577	-
Gain on asset sale	(140,989)	-
Gain on sale of investment to extinguish debt	(4,194,158)	-
	(1,602,903)	(674,171)
Accounts receivable and other current assets	211,314	58,948
Accounts payable and other current liabilities	437,715	250,289
Net cash (used in) operating activities	(953,874)	(364,935)

Cash flows from investing activities:
Investment in operating units and equity investments	-	(800,000)
Cash acquired in acquisition	-	50,410
Proceeds of sale of assets of subsidiary	389,958	-
Net cash (used in) investing activities	389,658	(749,590)

Cash flows from financing activities:
Proceeds from sale of common stock	13,000	61,000
Offering costs for sale of stock	-	(152)
Proceeds of notes payable	783,924	1,140,000
Repayments of notes payable	(377,089)	(65,794)
Net cash provided (used in) by financing activities	419,835	1,135,054

Net increase (decrease) in cash	(144,381)	20,529

Cash, beginning of period	272,064	145,440
Cash, end of period	$127,683	$165,969

Cash paid during the period for:
Interest	$165,967	$56,120
Income taxes	$-	$-

Non-cash activities:
Stock issued for acquisitions	-	395,000
Interest recorded on issue of notes payable	$45,000	$-
Warrants issued for interest	$20,577	$-
Prepaid expenses paid with common stock	$290,625	$-

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

The results for the six months ended June 30, 2010, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2009.

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

NOTE C: SALES OF ASSETS AND REDUCTION OF DEBT

During the quarter ended June 31, 2010, the company reached agreement with creditors of subsidiary ATB Media, Inc. to reduce or exchange certain notes related to the ATB Media acquisition and accrued interest, totaling $4,194,158 (principal and interest) including $975,971 of related party for the rights held by the company to proceeds of the sale of the radio station for which the loans were made. The full balance of the notes was reflected as current liability. These notes were uncollateralized, due on demand and in default. The value of the rights transferred in exchange for the notes payable had been fully reserved in prior periods due to the uncertainty of collection, so the entire value of the notes and interest is included in current income in these financial statements.

In May 2010, the company completed an agreement to sell assets of the subsidiary Target America, Inc. to a third party for a total cash purchase price of $429,658, of which $389,658 was received at closing and $40,000 held in escrow to secure closing contingencies. Assets sold included fixed assets with a net book value of $15,817 and intangible assets with a net book value of $272,852, resulting in a net gain on the sale of assets of $140,989.

NOTE D: CONTINGENCIES

The Internal Revenue Service is auditing IKON Holdings, Inc, the corporation from which AIMS acquired the 55% interest in IKON Public Affairs Group, LLC. The examination is not complete, and no expense to AIMS is expected as a result of the examination, and no additional tax liability is expected.

NOTE E: NOTES PAYABLE

BrandStand Group debt as of June 30, 2010, held by related and nonrelated parties, originally due June 26, 2010, was extended under the same terms and conditions to December 26, 2010.

The Company received a $50,000 loan dated February 8, 2010 at 3% per month compounded monthly from Vulcan Holdings, Inc., a Georgia corporation, with an original maturity date of June 8, 2010, and was extended to September 8, 2010.

The Company issued promissory notes in the amounts of $250,000 each to Hamilton and Mindshare, dated February 26, 2010. The notes yield 10% interest per annum and a $25,000 fee; payment is due in full six months from date of the agreements on August 26, 2010 (the “Note”). The notes are secured by the accounts receivables of the Company (the “Collateral”) in the amount of $562,096 at March 31, 2010.

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

NOTE F: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The Company incurred net operating losses during the periods shown on the condensed consolidated financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

NOTE G: EQUITY TRANSACTIONS

During the three months ended June 30, 2010, we reduced stock subscriptions by $6,500; we issued 808,763 shares valued at $34,894 for services. Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued.

Warrants to purchase 150,000 shares of common stock at $0.352 for a period of five years were granted in conjunction with services provided. The quoted market price of the stock was $0.04 per share. The Company valued the warrants at an average of $0.04 per share, or $5,621, in accordance with ASC 718 Compensation-Stock Compensation. The expense of $5,621 was recorded as share-based payments in the accompanying financial statements. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Risk-free interest rate of 3%, Dividend yield of 0%, Volatility factor of 232%, and Weighted average expected life of 3.8 years.

Warrants to purchase 50,000 shares of common stock at $0.50 for a period of five years were granted in conjunction with services provided. The quoted market price of the stock was $0.04 per share. The Company valued the warrants at an average of $0.04 per share, or $1,854, in accordance with ASC 718 Compensation-Stock Compensation. The expense of $1,854 was recorded as share-based payments in the accompanying financial statements. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Risk-free interest rate of 3%, Dividend yield of 0%, Volatility factor of 232%, and Weighted average expected life of 3.8 years.

During the three months ended March 31, 2010, we collected $6,500 from stock. We also issued 4,429,341 shares valued at $445,001 for services. Fair value of shares issued for services was determined by the board of directors, taking into consideration the fair market value on the date the shares were issued.

Warrants to purchase 152,000 shares of common stock at $0.352 for a period of five years were granted in conjunction with services provided. The quoted market price of the stock was $0.09 per share. The Company valued the warrants at an average of $0.09 per share, or $13,102, in accordance with ASC 718 Compensation-Stock Compensation. The expense of $13,102 was recorded as share-based payments in the accompanying financial statements.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Risk-free interest rate of 3%, Dividend yield of 0%, Volatility factor of 234%, and Weighted average expected life of 3.8 years.

NOTE H: SEGMENT INFORMATION

We report the following information on our business segments as of and for the six months ended June 30, 2010:

		Public Affairs	Local Community Marketing	Interactive	AIMSolutions Consulting	Corporate	Total

Revenues		$2,072,082	1,392,621	247,506	113,622	-	3,825,831

Gain/loss from	$
operations		(296,167)	(43,893)	(518,920)	(33,787)	(809,371)	(1,702,138)

Gain on sale of assets/debt settlement		-	4,194,158	140,989	-	-	4,335,147

Net income (loss)		$(215,348)	4,024,737	(379,577)	(256,722)	(809,371)	2,363,719

Significant assets, net		$712,461	1,652,460	-	266,825	515,862	3,147,608

We report the following information on our business segments as of and for the six months ended June 30, 2009:

	Media Properties	Consulting Services	Strategy & Planning	Public Affairs	Digital Marketing	Corporate Overhead	Total

Revenues	$-	$76,171	$244,681	$1,478,727	$504,944	$-	$2,304,523

Income (loss) from operations	$(268)	$5,950	$(208,862)	$(101,850)	$23,814	$(531,142)	$(812,357)

Net income (loss)	$(116,940)	$(32,906)	$(225,343)	$(60,985)	$23,787	$(531,142)	$(943,528)

Identifiable assets, net	$-	$333,028	$2,321,741	$2,867,773	$2,047,477	$543,532	$8,113,551

NOTE I: RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, $160,305 in principal and interest remains due to the spouse of an officer. Also, the Company recorded $1,600 partial payment on compensation due to Mr. Summers. In addition, the Company remains obligated to Mr. Cady in the total amount of $206,232 in accordance with the terms and conditions previously reported due to his participation in financing the BrandStand acquisition, and the Company recorded principal and interest in the amount of $278,695 due to Mr. Brunie in accordance with previously reported financing received from him.

NOTE J: GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of June 30, 2010, the Company incurred accumulated losses of $17,393,477. The Company’s current liabilities exceeded its current assets by $2,603,694 as of June 30, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

NOTE K: SUBSEQUENT EVENTS

We evaluated our activity after June 30, 2010, until the date of issuance, August 16, 2010, and noted no subsequent events.

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

Although we operate five business groups, most of the business is conducted by two groups: AIMS Public Affairs Group and AIMS Local Community Marketing Group.

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

On November 13, 2009, Christopher Noble and Angela Phillips, the only two secured creditors of ATB Media, Inc., filed suit in the United States District Court for the District of Idaho (the “Complaint”).  The Complaint alleged that ATB was in default under the terms of two promissory notes.  The prayer for relief in the Complaint requested entry of judgment in favor of Plaintiffs for unpaid principal and interest and a decree for the judicial sale of the ATB Collateral.  The ATB Collateral consisted of all of the assets of ATB.  The Company did not contest the entry of the default judgment.

On June 10, 2010 a judgment was entered for Plaintiffs as requested in the Complaint, and that Plaintiffs acceded to ownership of all of the assets of ATB.  Accordingly, ATB Media, Inc., recognized a gain resulting from the foreclosure sale.  The Company does not believe it has any outstanding exposure with respect to the Noble/Phillips Indebtedness (none has been alleged) and, that upon entry of the default judgment, and consummation of related foreclosure proceedings, the Noble/Phillips Indebtedness was satisfied.

In addition to the foreclosure the company reached agreement with creditors of subsidiary ATB Media, Inc. to reduce or exchange certain notes related to the ATB Media acquisition and accrued interest, totaling $4,194,158 (principal and interest) including $975,971 of related party for the rights held by the company to proceeds of the sale of the radio station for which the loans were made.  The value of the rights transferred in exchange for the notes payable had been fully reserved in prior periods due to the uncertainty of collection, so the entire value of the notes and interest is included in current income in these financial statements.

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

Streetfighter Marketing, Inc., headquartered in Gahanna, Ohio, specializes in speaking, motivation, publishing, and training businesses how to market, promote, and increase sales on a shoestring budget.  The Streetfighter client list includes AT&T, American Express, Walt Disney, Pizza Hut, Honda, Sony, Goodyear, Marvel Comics, The City of Dallas, the State of Arkansas, the Country of India, and Sylvan Learning Centers.  More recently, the Company, its management and employees worked jointly and in cooperation with BrandStand Group, Inc., in the food services, hospitality, and restaurant industries seeking opportunities and client development.

Bill Main and Associates

On May 16, 2007, the Company completed the purchase of Barbara Overhoff, Inc., d/b/a Bill Main and Associates, in Chico, Calif.  Total AIMS Worldwide, Inc., payment was 850,000 shares of restricted common stock and $175,000 in cash.  Bill Main and Associates, a leading strategy, planning, publishing, and consulting firm in the restaurant, food service, and hospitality industry, was led by Chairman Tucker W. “Bill” Main, a published author and noted speaker and a recognized authority in restaurant marketing, operations, and management.  He is a former President of the California Restaurant Association.  More recently, the Company, its management and employees worked jointly and in cooperation with BrandStand Group, Inc., in the food services, hospitality, and restaurant industries seeking opportunities and client development.

Target America

Acquired July 26, 2007, with a base in Fairfax, Va., and offices in Indianapolis and Chicago, Target America, Inc., was founded in 1995 under the laws of the Commonwealth of Virginia to meet the rapidly changing needs of not-for-profit, charity, and philanthropy fundraising professionals.  On May 12, 2010, the Company sold part of the business operations of Target America to Blackbaud, Inc.; the asset purchase agreement specified only certain assets to convey to Blackbaud for a total cash purchase price of $429,658, of which $389,658 was received at closing and $40,000 held in escrow to secure closing contingencies.  Assets sold included fixed assets with a net book value of $15,817 and intangible assets with a net book value of $272,852, resulting in a net gain on the sale of assets of $140,989.

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

Employees

AIMS Worldwide, Inc., corporate headquarters has three employees, and, including our operating subsidiaries, has a total of approximately twenty employees.  We plan to hire additional personnel on an as-needed basis as our operations expand.  As of June 30, 2010, we continued to have no formal employment agreements in place at the corporate level, with the exception of the employment agreement with Thomas W. Cady, who joined the Company in July 2009.

Description of Property

Our executive offices at 10400 Eaton Place, Suite 203, Fairfax, VA 22030, also serve as offices for ATB Media, Inc., AIMS Interactive, Inc., Harrell Woodcock and Linkletter, and Target America.  Our other subsidiaries which have separate offices are located as follows:  BrandStand Group has one office in Lewisberry, Penn.; IKON Public Affairs Group has two main offices, one located in Arlington, Va., and the other in Denver; and Streetfighter Marketing, Inc., has one office located in Gahanna, Ohio.

The Company does not own any real property; all offices are leased.

Three Month Periods Ended June 30, 2010 and 2009

We had $2,425,319 in revenue for three months ended June 30, 2010, compared with $1,363,034 in revenue for the same three month period of 2009.  Cost of sales was $1,417,957, leaving a gross profit of $1,007,362 for the three month period of 2010 compared to cost of sales of $480,791 and a gross profit of $882,243 for the same three month period of 2009.

Our general and administrative expenses were $1,936,138 for three months ended June 30, 2010, compared to general and administrative expense of $1,159,219 for the same period in 2009.

Our operating loss for the three months ended June 30, 2010, was $928,776 compared to a loss of $276,976 for the same period in 2009, but due to certain debt reduction transactions, the Company reports net income of $3,242,296.  The 2nd quarter net income gain resulted from management negotiating a debt settlement with certain ATB Media, Inc. lenders and the sale of certain assets of Target America, Inc.  These one-time gains totaled $4.33 million, resulting in a substantial improvement to our financial position.

During the second quarter of 2010 we entered into a campaign media buying program, Campaign Media Buying Services II, a revenue initiative for IKON Public Affairs with activity planned for primarily 3rd and 4th quarters 2010.  Once escrow is broken, Campaign Media Buying Services II will be a short-term, single-purpose investment fund that is centered on generating returns through the purchase and resale of political advertising time.  IKON’s effort was successful in 2008 and management anticipates similar success in 2010.

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

We report the following information on our business segments as of and for the six months ended June 30, 2010:

		Public Affairs	Local Community Marketing	Interactive	AIMSolutions Consulting	Corporate	Total

Revenues		$2,072,082	1,392,621	247,506	113,622	-	3,825,831

Gain/loss from	$
operations		(296,167)	(43,893)	(518,920)	(33,787)	(809,371)	(1,702,138)

Gain on sale of assets/debt settlement		-	4,194,158	140,989	-	-	4,335,147

Net income (loss)		$(215,348)	4,024,737	(379,577)	(256,722)	(809,371)	2,363,719

Significant assets, net		$712,461	1,652,460	-	266,825	515,862	3,147,608

We report the following information on our business segments as of and for the six months ended June 30, 2009:

	Media Properties	Consulting Services	Strategy & Planning	Public Affairs	Digital Marketing	Corporate Overhead	Total

Revenues	$-	$76,171	$244,681	$1,478,727	$504,944	$-	$2,304,523

Income (loss) from operations	$(268)	$5,950	$(208,862)	$(101,850)	$23,814	$(531,142)	$(812,357)

Net income (loss)	$(116,940)	$(32,906)	$(225,343)	$(60,985)	$23,787	$(531,142)	$(943,528)

Identifiable assets, net	$-	$333,028	$2,321,741	$2,867,773	$2,047,477	$543,532	$8,113,551

Subsequent Events

Simultaneously, Company management is drafting an anticipated S-1 registration for an anticipated secondary offering and is in dialog with other parties and expects to obtain interim financing from at least one of these parties.

Liquidity and Capital Resources

At June 30, 2010, we had total current assets of $1,754,592 consisting of $127,683 in cash, $746,019 accounts receivable, $162,090 in loans to employees and other individuals, $458,296 in prepaid expenses, and $260,504 in work in progress.  Equipment, net of accumulated depreciation was $39,929; and other assets included $16,016 in deposits, $554,637 in goodwill net of an impairment, and $782,434 in intangible assets net of amortization and impairment.

Our liabilities at June 30, 2010, totaled $4,763,922 and consisted of $1,339,248 in accounts payable to non-related parties, $12,464 in accounts payable to related parties, $142,347 in accrued expenses, $369,108 in deferred revenue, $52,970 in current portion of long-term debt, $1,819,240 in notes payable to non-related parties, $344,850 in notes payable to related parties, $240,307 in accrued interest payable, $37,752 in accrued interest to related parties.  Our long-term debt totaled $405,636.

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

During the six months ended June 30, 2010, the company used $953,874 in operating activities, and received $389,658 from investing activities from the sale of assets of Target America.  Financing activities, substantially borrowing, provided $419,835 in cash.  In addition, we are completed negotiations to eliminate debt and accrued interest associated with ATB Media, Inc, in the amount of $4,194,158 by transferring the assets of ATB to debtholders.

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

Company management is working with Maxim Group, through its M&A agreement, to identify core competency companies to purchase.  In accordance with the Company business plan, the target companies are currently financially healthy operating entities that, if acquired, will help fulfill AIMS unique mission of a viable network of affiliated marketing and digital services operating units.  We currently have four active Letters of Intent.

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

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of June 30, 2010, due to control deficiencies in three areas that we believe should be considered material weaknesses.  A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

In this case, an individual in Florida named Jose Trujillo sued several corporations and individuals, including AIMS, alleging breach of contract.  AIMS management disputes that it should be a party to this suit because Mr. Foudy did not have the authority to bind the Company to any agreement.  Management expects the case to be dismissed since there has been little or no recent activity.

The case is being handled by the following local Florida counsel: Carl A. Cascio, Esquire, Carl A. Cascio, P.A., 525 N.E. Third Avenue, #102, Delray Beach, Florida 33444. Phone is 561-274-7473, FAX 561-274-8305; e-mail: casciolw@bellsouth.net.

On November 13, 2009, Christopher Noble and Angela Phillips, the only two secured creditors of ATB Media, Inc. (“ATB”), the Company’s wholly-owned subsidiary, filed suit in the United States District Court for the District of Idaho (the “Complaint”).  The Complaint alleged that ATB is in default under the terms of two promissory notes dated December 31, 1999, each in the amount of $500,000 in favor of Plaintiffs (the “Noble/Phillips Indebtedness”).  The prayer for relief in the Complaint requests entry of judgment in favor of Plaintiffs for unpaid principal and interest in the aggregate amount of $3,723,088.14, plus per diem interest from and after November 13, 2009 in the aggregate amount of $1,535.44, attorneys fees in the aggregate amount of $4,000 (if judgment is entered by default), and a decree for the judicial sale of the ATB Collateral.  The ATB Collateral consists of all of the assets of ATB.

On June 10, 2010, Judgment was entered for Plaintiffs as requested in the Complaint, and that Plaintiffs will accede to ownership of all of the assets of ATB.  The Company does not believe it has any outstanding exposure with respect to the Noble/Phillips Indebtedness (none has been alleged) and, that upon entry of the default judgment, and consummation of related foreclosure proceedings, the Noble/Phillips Indebtedness was satisfied, at which point ATB recognized a gain resulting from the foreclosure sale.

ITEM 1A. Risk Factors

The Company's business is subject to numerous risk factors, including the following:

We have incurred losses since inception and may incur future losses.

We incurred operating losses of $1,702,138 during the first six months of 2010.  We do not expect to have consistent profitable operations until later in 2010, and we cannot assure that we will ever achieve or attain profitability.  If we cannot achieve operating profitability, we will not be able to meet our working capital requirements, which would have a material adverse effect on our business and impair our ability to continue as a going concern.

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

AIMS™ WORLDWIDE, INC.

/s/ Gerald Garcia Jr.

Gerald Garcia, Jr. / August 16, 2010

Chief Executive Officer

/s/ Patrick J. Summers

Patrick J. Summers / August 16, 2010

Chief Financial Officer